Form 10KSB40
period 1997-03-31
BLACK GIANT OIL CO
filed 1998-05-12
CIK 12388

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the fiscal year ended March 31, 1997
                  Commission file number: 0-08507

                      BLACK GIANT OIL COMPANY
           Nevada Corporation              75-1441442
                           1301 Avenue M
                            P.O. Box 31
                      Cisco, Texas      76437
                          (254)  442-3968

Securities registered pursuant to Section 12(g) of the Exchange Act:
     Common stock, par value $.0125

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's revnues for its most recent fiscal year were $27,051.

The aggregate market value of the voting stock (10,100,000 shares) held by non-affiliates of the registrant on March 31, 1997 was approximately $101,000 based on the bid price of $0.01 of the stock at the close of the market on that day.

The number of shares outstanding (exclusive of treasury stock, 20,000 shares) of the registrant's common stock on March 31, 1997 was 14,330,227. On April 7, 1998 the Company had 19,771,477 shares outstanding exclusive of treasury stock.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

DEFINITIONS

"Gravity" is a measure of the density of an oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravities of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.

"Gross production" as used herein is defined as the total production of oil, gas, or natural gas liquids from a property or group of properties, for any gas, or natural gas liquids from a property or group of properties, for any specified period of time.

Initial Potential ("IP") is a test performed before any significant production from a well is marketed. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their potentials. Reasons for lower rates can involve natural decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations.

The term "overriding royalty" as used herein is defined as an interest carved out of the lessee's leasehold or working interest. The amounts payable from overriding royalties referred to in this Form 10K are payments calculated as a percentage of either gross production or gross revenue from a concession or lease, free and clear of all costs, except taxes.

The term "payout" is generally defined as a time when the total investment or acquisition cost has been recaptured from revenues produced from the oil and gas lease.

The term "royalty" is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production or gathering taxes.

"Spudded in" means that drilling on an oil or gas well has commenced.

The term "working interest" as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

ABBREVIATIONS

BOPD - barrels of oil per day
BOPM - barrels of oil per month
MCFGPD - thousand cubic feet gas per day
MMCFGPD - million cubic feet gas per day
NP - non-producing
ORR - overriding royalty
D&A - dry and abandoned
WI - working interest

  (a)  GENERAL DEVELOPMENT OF BUSINESS

Black Giant Oil Company (the Company) was organized on July 23, 1973 as a corporation under the laws of the State of Nevada, for the general purpose of engaging in exploration for oil and gas. More recently, the Company has shifted its activities to acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

During its fiscal year ended March 31, 1997, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings.

During the period from April 1, 1978 to March 31, 1997, the Company conducted no substantial business, received no material income and had no material assets or liabilities. The Company was dormant and virtually inactive during this period of time.

In August 1997 a group of stockholders met and decided to make an attempt to revive the Company and initiated a funding campaign. The Company successfully raised $95,000 through the issuance of 4,750,000 shares of common stock.

  (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's oil and gas revenue is derived from Canadian royalties. The Company continues to review shallow oil and gas plays in Texas, Oklahoma and Kansas for acquisition. The Company acquired interests in twelve (12) leases in Texas and Oklahoma subsequent to March 31, 1997. Negotiations continued for additional oil and gas leases and prospects for drilling subsequent to the year end.

  ( c ) NARRATIVE DESCRIPTION OF BUSINESS

The Company was seeking working capital during the years 1986 through 1990 to continue it operations; however, the collapse of the oil industry in 1986/87 caused funding programs for the Company to be unsuccessful. The lack of working capital eventually led the Company to become dormant. During the years of being dormant various opportunities were presented to the management to revive the Company. Each opportunity was either not favorable to the Company or was not able to close due to lack of financial commitment or strength by the various interested parties.

Subsequent to March 31, 1997, a group of concerned shareholders met in August to discuss the Company's future and outlined a plan to revive the Company. The plan was to sell through private placements the Company's common stock to raise operating capital to pay for the expense for the Company to become current in its filings with the Securities Exchange Commission and other government agencies. The private placement offering price per share was $0.02. The Company successfully raised $95,000 from the private placement program offered September through November 1997 which represented 4,750,000 shares.

  COMPETITION AND MARKETS

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. The Company believes that price, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. The Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company.

States and countries and other jurisdictions in which the Company plans to have operations, regulate the exploration, development, production and prices on the sale of oil and gas. The Federal Power Commission regulates the sale of natural gas production sold in interstate commerce and the U.S. Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowables, import quotes, competitive fuels, and proximity of pipelines and price- fixing by governments, all of which are beyond the control of the Company.

On March 31, 1997, 40 degree oil (good gravity crude) was selling for approximately $19.25 per barrel, compared to a March 31, 1996 figure of $19.75 per barrel. Prices also vary according to gravity.

  FOREIGN TAXES AND UNITED STATES TAX CREDITS

The Company prior to March 31, 1997 did not have any operations outside of the United States; however, the new management subsequent to March 31, 1997, plans to work on international projects, primarily in Australia. In the event operations abroad are established, then the Company will be subject to the imposition of taxes by foreign governments upon the Company's income derived from the respective foreign jurisdictions. Such taxes are of various types, with differing tax rates, and are subject to changes. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur.

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

  OTHER REGULATIONS

Oil and gas operations are and will be subject to federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Furthermore regulations existing or imposed upon the Company at the time of its acquisition of properties may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments or the imposition of additional foreign taxes and partial foreign ownership requirements.

  PERSONNEL

The business of the Company has been carried on by Ivan Webb, President and Elizabeth Webb, Secretary/Treasurer from April 1, 1987 through March 15, 1998. Ivan and Elizabeth Webb have devoted such time as has been necessary to carry on the Company's business. The Company has no bonus, pension, or profit sharing plans.

Subsequent to year end (March 31, 1997) management initiated a funding campaign from its existing shareholders to revive the Company. A meeting of the shareholders planned for May 1998 will elect new directors. These directors proposed by management are Ivan Webb, Richard M. Hewitt, Gifford Dieterle and Herbert Wolas.

During the month of September 1997 one part time employee was hired to assist in the daily operations of the Company.

  ITEM 2.  DESCRIPTION OF PROPERTY

The Company's assets on March 31, 1997 were $2,156 of which $327 is cash and the balance is a Canadian royalty which is responsible for the oil and gas revenues received by the Company.

The following is a description of each of the properties acquired by the Company subsequent to March 31, 1997:

MOBIL FEE #4 - Black Giant took a 1% working interest in the drilling of a major structure in Duval County, Texas in November 1997. This well was drilled to a total depth of 14,200 and encountered a very prolific gas formation - 14,092 - 14,135 feet. The porosity ranges from 15 to 25% over the zone. The well was put on line in January 1998 and is producing approximately 10,000,000 cubic feet per day which yields to Black Giant's interests approximately $3,200 per month in gas revenues representing a payout of less than 10 months based on rate of production.

MOBIL FEE #5 - Black Giant exercised its option to take the same interest in the offset well to the #4 well on February 24, 1998. On April 2, 1998 the well was drilling ahead at 10,432 feet. Drilling began in March and it takes about two months for the well to be drilled and about one month to put the well on line. The geology of this prospect is expected to be better than the Mobil Fee #4. Based on this information we can project monthly revenues of $3,200 from this well for Black Giant.

MOBIL FEE ADDITIONAL ACREAGE - Black Giant has first rights on all other wells to be drilled in the Mobil Fee Gas field. Two more wells are planned by year end.

THREE PRODUCING LEASES - On September 30, 1997, the Company entered into a Letter Agreement for the purchase of 10% working interest in three oil and gas leases located in Nowata and Creek Counties of Oklahoma for 450,000 shares of common stock. These leases total 1510 acres and have a total of 18 producing wells with additional wells to be reworked plus each lease has its own saltwater disposal wells. The revenues from these leases are expected to average $900 to $1,200 per month.

FOUR NON-PRODUCING LEASES - On September 30, 1997 the Company entered into a Letter Agreement for the purchase of 50% working interest in four non producing oil and gas leases in Oklahoma for development either through drilling programs or farm outs retaining a carried interest. The Company agreed to issue 750,000 shares for these leases total 480 acres. Drilling is planned on these properties over the next 1 to 2 years. It is planned for Black Giant to recover its cost and keep a carried interest in each lease as it is drilled.

WOOLDRIDGE LEASES - On October 15, 1997 the Company entered into an agreement to acquire 90% of the working interest in two leases totaling 320 acres located in Shackelford County Texas for $21,000. These two leases have a total of 11 wells plus 5 saltwater injection wells. These wells are producing approximately 4 barrels per day and are expected to increase to 6 barrels per day when changes are implemented in the production operations. Payout on this acquisition is expected to occur within 30 months.

TROELL LEASES - On October 17, 1997 the Company entered into a ninety day option agreement to acquire 50% working interest in an oil and gas lease in Atascosa County, Texas for $58,000 in cash plus 136,000 shares of the Company's common stock. On February 18, 1998 the Company paid $18,000 on this debt leaving a balance of $30,000. The option was renewed for another 90 day period. This 120 acre lease is expected to average 15 BOPD when 6 wells are put into production. This lease is expected to be put into production during the second quarter of 1998. Estimated revenues are projected to be $2,700 per month.

 SPIRES LEASE - On October 20, 1997 the Company entered into an agreement to acquire 40% working interest in 160 acre oil and gas lease in Nolan County, Texas for $15,000 plus 250,000 shares of common stock and settle certain account payables related to the lease. This lease is expected to average 18-20 barrels per day from a single well and is expected to be put on line during the second quarter of 1998. Estimated revenues are projected to be $2,100 per month.


  ITEM 3.  LEGAL PROCEEDINGS

As of April 14, 1998, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted to a vote of security holders during the dormant period from 1987 through 1998. A shareholder meeting is planned during the month of May 15, 1998 in light of the recent developments that have caused the Company to be revived with new assets.



                              PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)   MARKET INFORMATION

The Company's common stock is traded on the Over-the Counter market under the symbol BGOC on the Electronic Bulletin Board.

The following table shows the range of closing bid prices for the Company's common stock in the over-the-counter market for the quarters indicated, as reported by the National Association of Securities Dealers (NASD). The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.


Year Ended March 31, 1997          Bid Prices
                          High        Low
First Quarter            $0.03       $0.00
Second Quarter           $0.03       $0.00
Third Quarter            $0.03       $0.00
Fourth Quarter           $0.03       $0.00

The Company's stock was very inactive with few if any trades during the year end March 31, 1997. The stock price from April 1, 1997 through April 7, 1998 has been from a low of $0.03 to $0.13. On April 7, 1998 the stock was quoted $0.09 bid and $0.13 ask.

b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

The approximate number of security holders of record of Black Giant Oil Company on March 30, 1998 was 1,958. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

c)  DIVIDEND INFORMATION

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  GENERAL DISCUSSION:

Following the Company's fiscal year ended March 31, 1987, the Company continued to have difficulty in raising working and operating capital. The environment for energy deals was very tough as oil prices continue to fall to $9.50 per barrel. The oil and gas revenues had fallen to less than $25,000 per year which was less than half of the previous years revenues. The Company had liabilities of approximately $143,000 which led the Company to sell the majority of its assets primarily its oil and gas production to reduce debt. The Company gradually became less active and by 1991 it was virtually inactive and dormant. The Company made presentations a number of times each year to prospective merger candidates. Each of these attempts never materialized either due to financing problems or lack of working capital to made the merger successful.

Subsequent to March 31, 1997, a group of concerned shareholders met in August to discuss the Company's future and outlined a plan to revive the Company. The plan was to sell private placements of the Company's common stock to raise operating capital to pay for the expense for the Company to become current in its filings with the Securities and Exchange Commission and other government agencies. The private placement offering price per share was $0.02. The Company successfully raised $95,000 from the private placement program offered September through November 1997.

The Company proceeded to bring the Company back into compliance with the various government agencies by bringing current the corporation fees in Nevada, engaging a Tax Accountant to prepare the tax returns for the delinquent years and prepare the financial statements for audit for the three years ended March 31, 1995, 1996, and 1997.

  LIQUIDITY AND CAPITAL RESOURCES:

The Company's assets as of March 31, 1997 were $2,156 representing only a small Canadian royalty interest and $327 in cash. As previously stated most of the assets of the Company were sold to reduce debt.

The principal assets of the Company were considered to be its shareholder base, approximately 1,900, and the fact that it had only $13,067 in total debt. This, in the opinion of management, was valuable and was worth keeping alive until a plan of action could be implemented to cause the Company to be revived.

The assets of the Company for March 31, 1995, 1996 and 1997 have remained fairly constant except for March 31, 1996 when the cash balance was higher due to an attempt to merge with a Dallas based company.

The liabilities have gradually declined from $24,477 on March 31, 1995 to $13,067 for March 31, 1997. These liabilities were paid from revenues received from the Canadian royalty. These debts are principally due to accounts payable for accounting and legal services.

  RESULTS OF OPERATIONS:

The $7,293 revenues for 1995 are from the Canadian royalty which is paid in Canadian dollars. The expense of $2,453 for Foreign Exchange is directly related to the conversion of the Canadian dollar to United States dollars. No other revenues were received during the year and the remaining expenditures were nominal except for $2,225 paid for professional fees.

The fiscal year ended March 31, 1996 included an effort to revive the Company. In addition to the oil and gas revenues of $8,658, the Company entered into an agreement with a Dallas based company where they would fund the cost of bringing the Company current with all of the various government agencies. The Dallas group provided $35,000 for the revival process, however, the funds were never used for bringing the Company current. The Dallas group decided for the Company to take a $10,000 option on a 12,900,000 acre oil and gas concession located in the western part of Queensland, Australia. The option was never exercised and the option expired. The Dallas group required $20,000 for another project and failed to return these funds back to the Company, causing the Company to discontinue its process of becoming current with its filings. The Company did profit from the transaction with the Dallas group by approximately $5,000 which was beneficial to pay on the Company's debt.

The fiscal year ended March 31, 1997 reflects an increase in revenues from the Company's royalties plus miscellaneous income of $11,875. This miscellaneous income was derived from coordinating a printing and mailing job for a public company. The expenses of the Company increased to $24,728 of which $16,078 was paid for contract services which was primarily paid for printing and mailing services.

The Company reported a profit each of the past three years ended March 31, 1995, 1996 and 1997. These profits were small, representing less than one cent per share in earnings per share. The Company has 14,350,227 shares issued and outstanding for each of the three years presented.

  SUBSEQUENT EVENTS:

On September 22, 1997, the Company entered into a Debt Agreement with the Wolas Family for $100,000. The terms of the Debt Agreement are 10% interest payable in stock on a quarterly basis (125,000 shares per quarter - based on 2 cents per share). The debt can be paid in full or be convertible to equity, based on 2 cents per share (5,000,000 shares - on the 22nd of September, 2000 at the election of the Wolas Family). The Wolas Family also have a warrant to purchase 1,000,000 shares of common stock for $25,000 on or before the 22nd of September 2002, being $0.025 per share.

During the process of reviving the Company, the Company participated in the drilling of three wells and purchased working interests in 12 oil and gas lease. These leases have a total of 78 wells of which 33 are producing, 30 are non producing and 15 are disposal wells for saltwater. The interests range from 1% to 50%. These oil and gas leases are located in Texas and Oklahoma. As of March 31, 1998 no oil and gas revenues have been received by the Company from these leases, however, management expects oil and gas revenues to begin in April/May 1998. See "Item 2. Description of Property" for more information about these properties.

In general, the Company has been able to attract working and operating capital to cause the Company to regain its full reporting status and build oil and gas income. The Company, after regaining its full reporting status, will have the opportunity to secure financing from several sources to further build the Company. Currently, there are three main groups that are interested in financing the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-K reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-K, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment is "Year 2000" compliant and that this problem will have no affect on the Company's operations.


  ITEM 7.  FINANCIAL STATEMENTS

The following financial statement information for Black Giant Oil Company is set forth below:

     Report of Independent Certified Public Accountant
     Balance Sheets
     Statements of Operations
     Statements of Changes in Stockholders' Equity
     Statements of Cash Flows
     Notes to the Financial Statements

                     INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS OF BLACK GIANT OIL COMPANY

We have audited the accompanying Balance Sheets of Black Giant Oil Company as of March 31, 1997 1996 and 1995 and the related consolidated statements of operations, cash flow, and stockholders' equity for the years then ended. These financial statements are the responsibility of the management of Black Giant Oil Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997, 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Black Giant Oil Company as of March 31, 1997, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


 _/S/ HARMON & COMPANY, CPA, INC.
HARMON & COMPANY, CPA, INC.

APRIL 3, 1998

                           Black Giant Oil Company
                                Balance Sheets
                          March 31, 1997, 1996, 1995

                                               3/31/97     3/31/96     3/31/95

                  Assets

Current Assets:
  Cash                                           $327      $3,342       ($144)
     Total Current Assets                         327       3,342        (144)

Property and Equipment:
(at cost less accumulated depreciation
     and depletion)
  Producing Royalties                           6,372       6,372       6,372
  Office Furniture and Equipment               44,950      44,950      44,950
  Autos                                        15,524      15,524      15,524
  Accumulated Depreciation & Depletion        (65,017)    (62,638)    (61,237)
  Total Property and Equipment                  1,829       4,208       5,609
         Total Assets                          $2,156      $7,550      $5,465


Liabilities and Stockholders' Equity:
Liabilities:
  Accounts Payable                            $13,067     $18,515     $24,477
       Total Liabilities                       13,067      18,515      24,477

Stockholders' Equity:
  Common Stock, $0125 par, 20,000,000
  shares authorized, 14,370,227 shares
  issued, 14,350,227 shares outstanding
  in 1997, 1996 and 1995                     179,628     179,628     179,628
  Paid-in Capital                          1,269,513   1,269,513   1,269,513
  Retained Earnings (Deficit)             (1,418,652) (1,418,706) (1,426,753)
  Less Treasury Stock, 20,000 shares         (41,400)    (41,400)    (41,400)
  Total Stockholders' Equity                 (10,911)    (10,965)    (19,012)
  Total Liabilities and Stockholders'
  Equity                                      $2,156      $7,550      $5,465


The accompanying notes are an integral part of these financial statements

                           Black Giant Oil Company
                           Statements of Operations
              For the Years Ended March 31, 1997, 1996 and 1995

                                               3/31/97     3/31/96     3/31/95

Revenue:
  Oil & Gas Income                            $15,184      $8,658      $7,292
  Misc. Income                                 11,875      14,961        -0-
         Total Income                          27,059      23,619       7,292

Expenses:
  Bank Charge                                     166         132         220
  Contract Services                            16,078       1,330         -0-
  Depreciation & Depletion                      2,379       1,401       1,196
  Foreign Exchange                              4,018       2,268       2,453
  Expired Lease Cost                              -0-      10,000         -0-
  Office Expenses                                 -0-         104         -0-
  Professional Fees                             3,575         185       2,225
  Telephone                                       790         151         -0-
        Total Expenses                         27,006      15,571       6,094
     Net Income before Federal Income Taxes        53       8,048       1,198
  Federal Income Taxes                              8       1,207         180
  Effect of Net Operating Loss Carryforward        (8)     (1,207)       (180)
      Net Income  (Loss)                          $53      $8,048      $1,198



Earnings per share                            $  0.00     $  0.00     $  0,00

Weighted average of common shares
outstanding                                14,350,227  14,350,227  14,350,227



The accompanying notes are an integral part of these financial statements


                                        Black Giant Oil Company
                              Statement of Changes in Stockholders' Equity
                            For the Years Ending March 31, 1997, 1996, 1995


                                                      Additional    Retained                    Total
                                    Common Stock        Paid-In     Earnings      Treasury   Stockholders
                                 Shares      Amount     Capital     (Deficit)      Stock       Equity
Balance at March 31, 1994      14,350,227   $179,628  $1,269,513  ($1,427,951)   ($41,400)   ($20,210)

  Net income for the year                                               1,198                   1,198
Balance at March 31, 1995      14,350,227    179,628   1,269,513   (1,426,753)    (41,400)    (19,012)

  Net income for the year                                               8,048                   8,047
Balance at March 31, 1996      14,350,227    179,628   1,269,513   (1,418,706)    (41,400)    (10,965)

  Net income for the year                                                  53                      53
Balance at March 31, 1997      14,350,227   $179,628  $1,269,513  ($1,418,652)   ($41,400)   ($10,911)


The accompanying notes are an integral part of these financial statements



                           Black Giant Oil Company
                           Statements of Cash Flows
                 For Years Ending March 31, 1997, 1996, 1995

                                                3/3197     3/31/96     3/31/95

Cash Flows from Operating Activities:
  Net Income (Loss)                               $53      $8,048      $1,198

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and Depletion                    2,379       1,401       1,196

Changes in operating assets and liabilities:
  Increase (Decrease) in Accounts Payable      (5,447)     (5,963)     (2,560)
Net Cash Provided (Used) by Operating
  Activities                                   (3,015)      3,486        (166)

Cash Flows from Investing Activities:             -0-         -0-         -0-

Cash Flows from Financing Activities:             -0-         -0-         -0-

  Net Increase (Decrease) in Cash             ($3,015)     $3,486       ($166)

  Cash, Beginning of Period                    $3,342       ($144)        $22

  Cash, End of Period                            $327      $3,342       ($144)

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for interest       $  -0-      $  -0-      $  -0-



The accompanying notes are an integral part of these financial statements

                           BLACK GIANT OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS
              For the Years Ended March 31, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF THE BUSINESS -    Black Giant Oil Company (the
Company) was organized on July 23, 1973 as a corporation under the laws of the State of Nevada, for the general purpose of engaging in exploration for oil and gas. More recently, the Company has shifted its activities to acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

During its fiscal year ended March 31, 1997, the Company was not involved in any bankruptcy, receivership, or similar proceeding and under went no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings.

During the period from April 1, 1978 to March 31, 1997, the Company conducted no substantial business, received no material income and had no material assets or liabilities. The Company was dormant and virtually inactive during this period of time.

In August 1997, a group of stockholders met and decided to make an attempt to revive the Company and initiated a funding campaign. Although a public company reporting to the Securities and Exchange Commission ("SEC") under
Section 13D or 15 of the Securities Act of 1933, its last report on Form 10-K was for the Company's fiscal year ended March 31, 1987 until renewed activity on the Company's behalf by its Board of Directors during the fiscal year 1997. The Company intends to bring all necessary filings with the SEC current during 1998.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. The financial statements and notes are the representation of the Company's Management, who is responsible for their integrity and objectivity. The policies conform to generally accepted accounting principles and have been consistently applied.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT -   Property and equipment are stated at cost.
Producing Royalties are stated at cost. Depletion is computed at 15% of gross income up to the acquisition cost of the individual royalty holdings. Costs of maintenance and repairs are charged to expense as incurred. Major improvements and renewals, in general, are capitalized. Acquisitions to fixed assets are depreciated on the straight-line method, generally over lives of 5-7 years.

Depreciation and depletion charged against operations for the years ended March 31, 1997, 1996 and 1995 were $2,379, $1,401 and $1,196, respectively.

The Company, as activity increases, intends to use the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells will be capitalized while the costs of nonproductive exploratory wells are expensed. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, will be expensed as incurred. Unproved properties will be assessed periodically, and if an impairment of value is apparent, a valuation allowance will be provided. Capitalized costs relating to proved properties will be amortized using the units of production method on a property-by-property basis. Generally, no gain or loss will be recognized upon disposition of proved oil and gas properties unless the disposition encompasses an entire property.

NOTE 2 - DEFERRED TAXES AND INCOME TAXES

As more fully described in Note 1, the Company adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes" and all years presented reflect the adoption of this method. The deferred tax asset of $- 0 -, net of a valuation allowance of $222,275, which arises solely from the estimated future benefit of the net operating loss carry-forward of approximately $635,048.

The components of the deferred tax asset are as follows:

                                      1997        1996        1995
Tax asset arising form net
operating loss carryforward:

   Federal Deferred Tax Asset       $222,275    $222,275    $225,100
   Less valuation for deferred
     tax assets                     (222,275)   (222,275)   (225,100)

   Deferred Taxes - net             $    -0-    $    -0-     $    -0-

The amounts and expiration dates of the net operating loss carryforward available to the Company at March 31, 1997 are as follows:

                                                Amount     Expiration
                                                              Date

 Unused Loss for the year ended March
  March 31, 1984                                $55,225       1999
 Loss for the year ended March 31, 1985         105,432       2000
 Loss for the year ended March 31, 1987          67,058       2001
 Loss for the year ended March 31, 1989          10,060       2003
 Loss for the year ended March 31, 1990          19,698       2004
 Loss for the year ended March 31, 1991         137,904       2005
 Loss for the year ended March 31, 1993         175,771       2007
 Loss for the year ended March 31, 1994          63,900       2008

 Total Net Operating Loss Carryforward         $635,048

NOTE 3 - LEGAL PROCEEDINGS

As of March 31, 1997, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

NOTE 4 - SUBSEQUENT EVENTS

In August 1997, a group of concerned shareholders met to discuss the Company's future and outlined a plan to revive the Company. The plan was to sell through private placements the Company's common stock to raise operating capital to pay for the expense for the Company to become current in its filings with the Securities Exchange commission and other government agencies. The private placement offering price per share was $0.02. The Company successfully raised $95,000 from the private placement program offered during September through November 1997.

The Company proceeded to bring the Company back into compliance with the various government agencies by engaging a Tax Accountant to prepare the tax returns for the delinquent years and prepare the financial statements for audit for the three years ended March 31, 1997, 1996 and 1995.

On September 22, 1997, the Company entered into a Debt Agreement with the Wolas Family for $100,000. The terms of the Debt Agreement are 10% interest payable in stock on a quarterly basis (125,000 shares per quarter - based on 2 cents per share). The debt can be paid in full or be convertible to equity, based on 2 cents per share (5,000,000 shares - on the 22nd of September, 2000 at the election of the Wolas Family. The Wolas Family also have a warrant to purchase 1,000,000 share of common stock for $25,000 on or before the 22nd of September 2002, being $0.025 per share.

During the process of reviving the Company, the Company participated in the drilling of three wells, purchased working interests in 12 oil and gas leases. These leases have a total of 78 wells of which 33 are producing, 30 are non-producing and 15 are disposal wells for saltwater. The interests range from 1% to 50%. These oil and gas leases are located in Texas and Oklahoma. As of March 31, 1998, no oil and gas revenues have been received by the Company from these leases, however, management expects oil and gas revenues to begin in April 1998.

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
  DISCLOSURE

There are no disagreements between the Company and its auditor, Harmon & Company, CPA, Inc. regarding accounting and/or financial disclosure.

                              PART III

  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the officers and directors of the Company as of April 14,
1998

    Name             Age         Position

Ivan  Webb*           47        President & Director

Elizabeth Webb*       49        Secretary/Treasurer & Director

Gifford Dieterle      65        Director

*Ivan Webb and Elizabeth Webb are husband and wife. There are no other family relationships between the directors and officers.

The following are directors nominated by the Board on April 2, 1998 for election the next Annual Meeting of shareholders scheduled for May 15, 1998.

    Name             Age        Position

Ivan  Webb            47       President & Director

Richard M. Hewitt     60       Director

Gifford Dieterle      65       Director

Herbert Wolas         64       Director

There are no family relationships between the above listed proposed directors.

IVAN W. WEBB, president and director, of Cisco, Texas, received his Bachelor of Business Degree in Business Administration from Tarleton State University (Texas A&M Branch) in 1978. He was instrumental in the preparation of four domestic oil and gas public stock offerings. Mr. Webb has been involved in the negotiations for the acquisition of more than 200 producing oil and gas properties within the United States during his career. He has international experience through negotiating with governments for oil and gas concessions in Australia, Argentina, gold and diamond leases in Guyana, South America and a bauxite project in Orissa, India. He is currently Chief Financial Officer of Ness Energy International, Inc., a public company also listed on the Electronic Bulletin Board.

GIFFORD A. DIETERLE, Director, of New York, New York, graduated from New York University with a BA in geology in 1956 and with an M.S. in geology in 1959. He also worked (part-time) for the City of New York as a soils engineer from 1956 to 1959. From 1959 to 1962, he was a geologist with Pavlo Consulting Engineers and from 1962 to 1964, he worked for Dames and Moore, as a Soils Engineer, both being firms of engineering geologists. From 1964 until 1973, he worked as an exploration field geologist for Standard Magnetite Corporation in North, Central and South America with extensive activity in gold placer operations. He also worked from 1973 to 1975 as project geologist for Phoenix Rheinrohr A.S. of Germany in Guatemala and for Carbonera Chimbote, S.A. Lima, Peru. From 1962 until the present, he has been a consultant mining geologist with activities in North, Central and South Americas. In 1976, he formed Franklin Consolidated Mining Co. (NASDAQ-FKCM) and was president, chairman and geologist until 1993. He also formed Jegeroil Corp. in 1978 (NASDAQ-JEGR) and was vice president and chairman until 1986. He also formed Leadville Mining & Milling Corp. in 1983 and has been treasurer and chairman since. He also was lecturer and assistant professor of geology at Long Island University and Hunter College, City University of New York for twenty-seven (27) years, retiring in 1987. Mr. Dieterle has had a brokerage license with Datek Securities Corp. since 1979.

RICHARD M. HEWITT, proposed director, of Trophy Club, Texas is a sole practitioner attorney specializing in securities law with offices in Irving, Texas. His is a 1958 graduate of Grinnell College, Grinnell, Iowa, with an AB degree in Political Science. Mr. Hewitt holds a LLB degree from Southern Methodist University, College of Law, Dallas, Texas (1963). Between 1964 and 1979, Mr. Hewitt was employed by the Fort Worth Regional Office of the U.S. Securities and Exchange Commission, Fort Worth, Texas, in varying legal positions including Regional Administrator. He has been in private practice in the Dallas-Fort Worth area for the last seventeen (17) years.

HERBERT WOLAS, proposed director, of Los Angeles, California, admitted to bar, 1961, California. Education: University of California at Los Angeles (A.A., 1953); B.A., 1954; J.D.,1969). Member: Beverly Hills and Los Angeles County (Member, Sections on Commercial Law; Bankruptcy) Bar Associations; State Bar of California. Since being admitted to practice in 1961, has specialized in bankruptcy reorganization and receivership matters. 1961-1963, an associate with Quittner, Stutman & Treister (now Stutman, Treister & Glatt). 1963-1987, one of the founders of Robinson & Wolas; Robinson, Wolas & Diamant; and Robinson, Wolas, Diamant & Brill. 1987-1991, one of the founders of Wolas, Soref & Ickowicz. 1991, to present: principal of the Law Offices of Herbert Wolas.

  ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the annual compensation to be paid to the Company's president. Subject to funding and/or the availability of funds from revenues the compensation committee may increase the presidents salary.



  Name and Principal Position         Salary
  Ivan Webb, President             $15,000


All compensation and other arrangements between the Company and its officers and directors are to be approved by a Compensation Committee of the Board of
Directors, a majority   of whom are to have no affiliation or relationship
with the Company other than as directors.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (19,791,477 shares) and voting shares on April 7, 1998:

                        Name and Address           Number of         Percent
Title of Class        of Beneficial Owner        Shares Owned       of Class
Common Stock          Ivan Webb*                  2,477,176*         12.52%
$0.0125 Par Value     901West 6th Street
                      Cisco, TX 76437

Common Stock          Richard M. Hewitt              40,000            .21%
$0.0125 Par Value     202 Fresh Meadow Drive
                      Trophy Club, TX  76262

Common Stock          Gifford A. Dieterle           102,200             .52%
$0.0125 Par Value     76 Beaver Street
                      New York, NY 10005

Common Stock          Herbert Wolas**               256,250            1.30%
$0.0125 Par Value     1875 Century Park East
                      Suite 2000
                      Los Angeles, CA  90067

All directors and officers
as a group (4 persons)                            2,875,626           14.55%

Common Stock          Stephen Grosberg            2,730,000           13.72%
$0.0125 Par Value     330 Madison Ave., 8th Floor
                      New York, NY  10017
*Included in Ivan Webb's stock position are 200,000 shares held in the name of Elizabeth Webb, his wife.

**Herbert Wolas children hold 100,000 shares which are included in the shares shown. Herbert Wolas also has warrants for The Wolas Family Partnership to purchase 1,000,000 shares of the Company's common stock for $25,000. These warrants expire on September 22, 2002. See Item 12 "Certain Relationships and Related Transactions" for additional information.

There are no family relationships between the proposed directors.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Ivan Webb and Gifford Dieterle both have interests in the oil and gas business which might directly compete with the interests of the Company. Although the Company is not aware of any conflict of interest, such present or future activities on the part of the officers and directors could cause a conflict of interest. If the Company should enter into transactions in the future with its officers, directors or other related parties, the consideration to them as a result of such transactions shall be as favorable to the Company as those which could be obtained from an unrelated party in an arm's length transaction.

On September 22, 1997, the Company entered into a Debt Agreement with Herbert Wolas for the Wolas Family for $100,000. This agreement was entered into prior to Mr. Wolas agreeing to serve as a director of the Company. The terms of the Debt Agreement are 10% interest payable in stock on a quarterly basis (125,000 shares per quarter - based on 2 cents per share). The debt can be paid in full or be convertible to equity, based on 2 cents per share (5,000,000 shares - on the 22nd of September, 2000 at the election of the Wolas Family). The Wolas Family also have a warrant to purchase 1,000,000 shares of common stock for $25,000 on or before the 22nd of September 2002, being $0.025 per share.


  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8K during the past three years ended March 31,1997; however, on April 14, 1998 a Form 8K was filed reporting the change of the Company's auditor and acquisition of assets.



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Black Giant Oil Company has duly caused this report to
be signed on its behalf by   the undersigned, thereunto duly authorized.



                              BLACK GIANT OIL COMPANY



                              /s/ Ivan Webb
                              By: Ivan Webb, President,
                              Chief Executive Officer, Principal
                              Accounting Officer, Principal
                              Financial Officer

Date:  April 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                       Title                        Date




/s/ Elizabeth Webb        Secretary/Treasure & Director      April 14, 1998
Elizabeth Webb



/s/ Ivan Webb                   President & Director         April 14, 1998
Ivan Webb



/s/ Gifford Dieterle                  Director               April 14, 1998
Gifford Dieterle