Form 10KSB40
period 1999-03-31
BLACK GIANT OIL CO
filed 1999-08-30
CIK 12388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                         Commission file number: 0-08507


                             BLACK GIANT OIL COMPANY
                 (Name of Small Business Issuer in its Charter)


         State of Nevada                                75-1441442
(State or Other Jurisdiction of              (I.R.S. Employer Identification #)
 Incorporation or Organization)

          1301 Avenue M
           P.O. Box 31
           Cisco, Texas                                   76437
(Address of Principal Executive Offices)                (Zip Code)

                    Issuer's Telephone Number: (254) 442-3968

Securities registered under Section 12(g) of the Act:
Common stock, par value $0.0125

The issuer (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $80.00

The aggregate market value of common equity held by non-affiliates of the registrant (19,074,101 shares) was $762,964 as of August 1, 1999, based on the average bid and asked prices of the common stock ($0.04 per share) at the close of the market on that day. The number of shares outstanding of the registrant's common stock on August 1, 1999, was 24,423,477.

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

DEFINITIONS

"Authority to Prospect" ("ATP") - a concession granted by the state of Queensland, Australia, which entitles its holder to an exclusive right to explore for oil and natural gas in the particular area covered by the ATP. See Foreign Properties of Part I, Item 2 for more information.

"Carried Working Interest" - a WI assigned to a third party (or third parties) who has agreed to pay all costs of drilling, completing, equipping and operating the underlying lease(s) until they have recouped all of their costs or some other contractual amount from the revenues of the lease(s). At the time these costs are recouped (payout) the interests or a portion thereof is reassigned back to the original owner who then shares pro rata in the ongoing costs and revenues as a regular WI.

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

The term "overriding royalty" as used herein is defined as an interest carved out of the lessee's leasehold or working interest. The amounts payable from overriding royalties referred to in this Form 10-KSB are payments calculated as a percentage of either gross production or gross revenue from a concession or lease, free and clear of all costs, except taxes.

The term "payout" is generally defined as a time when the total investment or acquisition cost has been recaptured from revenues produced from the oil and gas lease.

The term "royalty" is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production or gathering taxes. The royalty is a part of the consideration for the grant of the lease or Authority to Prospect.

"Spudded in" means that drilling on an oil or gas well has commenced.

The term "working interest" ("WI") as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The owner(s) of a WI or a part thereof, pays the costs of operations

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

and is entitled to the gross production, less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest and less applicable taxes. The owner of WI may incur operating expenses in excess of income.

ABBREVIATIONS

BOPD - barrels of oil per day                BOPM - barrels of oil per month
MCFGPD - thousand cubic feet gas per day     MMCFGPD - million cubic feet gas per day
NP - non-producing                           ORR - overriding royalty
D&A - dry and abandoned                      WI - working interest


(a) BUSINESS DEVELOPMENT

Black Giant Oil Company (the Company) was organized on July 23, 1973 as a corporation under the laws of the State of Nevada, for the general purpose of engaging in exploration for oil and gas. More recently, the Company has shifted its activities to acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

During its fiscal year ended March 31, 1999, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings.

In August 1997 a group of stockholders met and decided to make an attempt to revive the Company and initiated a funding campaign. The Company successfully raised $95,000 through the issuance of 4,750,000 shares of common stock. On September 22, 1997 the Company entered into a convertible debt agreement for $100,000.

During the fiscal year ended March 31, 1998 the Company was involved in drilling wells, acquiring producing and non-producing leases, and completing wells. Declining oil prices caused most of the leases acquired to become either marginal or non-economic.

(b) BUSINESS OF ISSUER

The Company was seeking working capital during the years 1985 through 1990 to continue it operations; however, the collapse of the oil industry in 1986/87 led to unsuccessful funding programs for the Company. The lack of working capital eventually led the Company to become relatively inactive. During the years of limited activities, various opportunities were presented to the management to revive the Company. Each opportunity was either not favorable to the Company or was not able to close due to lack of financial commitment or strength by the various interested parties.

Funding from a private placement offering allowed the Company to reenter the oil and gas business in September, 1997. Unfortunately, most of the leases acquired became non-economic when oil prices fell to $8.00 per barrel. Merger partners were being sought during the period of

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

low oil prices. Several proposals were reviewed, some of which are being evaluated. As of March 31, 1999, no merger agreement was in place.

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

States and countries and other jurisdictions in which the Company plans to have operations, regulate the exploration, development, production and prices on the sale of oil and gas. The Federal Power Commission regulates the sale of natural gas production sold in interstate commerce and the U.S. Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowables, import quotes, competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of the Company.

On March 31, 1999, 40 degree oil (good gravity crude) was selling for approximately $14.00 per barrel, compared to a March 31, 1998 figure of $13.25 per barrel. However, prices dipped to well below $10.00 per barrel during the fiscal year ending March 31, 1999. Prices also vary according to gravity.

FOREIGN TAXES AND UNITED STATES TAX CREDITS

The Company currently does not have any operations outside of the United States; however, the new management subsequent to March 31, 1999, may elect to work on international projects. In the event operations abroad are established, then the Company will be subject to the imposition of taxes by foreign governments upon the Company's income derived from the respective foreign jurisdictions. Such taxes are of various types, with differing tax rates, and are subject to changes. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur.

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

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

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

PERSONNEL

The business of the Company has been carried on by Ivan Webb, President, and Elizabeth Webb, Secretary/Treasurer from April 1, 1987, to the present. Ivan and Elizabeth Webb have devoted such time as has been necessary to carry on the Company's business. The Company has no bonus, pension, or profit sharing plans.

During the month of September 1997 one part time employee was hired to assist in the operations of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The following is a description of each of the properties owned by the Company as of March 31, 1999:

         MOBIL FEE #4 - Black Giant took a 1% working interest in the drilling of a major structure in Duval County, Texas. This well was drilled to a total depth of 14,200 and encountered a very prolific gas formation - 14,092 - 14,135 feet. The porosity ranges from 15 to 25% over the zone. The well is now on line and is producing approximately 3,500,000 cubic feet per day which yields to Black Giant's interests approximately $500 per month in net revenues.

         THREE PRODUCING LEASES - The Company entered into a Letter Agreement for the purchase of 10% working interest in three oil and gas leases located in Nowata and Creek Counties of Oklahoma for 450,000 shares of common stock. These leases have a total of 18 producing wells with additional wells to be reworked, plus each lease has its own saltwater disposal wells. These leases have been operating at a loss due to low oil prices.

         FOUR NON-PRODUCING LEASES - On September 30, 1997 the Company entered into a Letter Agreement for the purchase of 50% working interest in four non-producing oil and gas leases in Oklahoma for development either through drilling programs or farm outs retaining a carried interest. The Company agreed to issue 750,000 shares for these leases. Drilling is planned on these properties over the next 1 to 2 years. It is planned for Black Giant to recover its cost and keep a carried interest in each lease as it is drilled.

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

         WOOLDRIDGE LEASES - On October 15, 1997 the Company entered into an agreement to acquire 90% of the working interest in two leases located in Shackelford County, Texas, for $21,000. These two leases have a total of 11 wells plus 5 saltwater injection wells. These wells are producing approximately 2.5 barrels per day and are expected to increase to 6 barrels per day when changes are implemented in the production operations.

         TROELL LEASES - On October 17, 1997 the Company entered into an agreement to acquire 50% working interest in an oil and gas lease in Atascosa County, Texas for $58,000 in cash plus 136,000 shares of the Company's common stock. Only two of the wells had been reworked before oil prices fell. This lease was expected to be put into production during the second or third quarter of 1998; however, the decline of oil prices during this period caused operational funding to be withdrawn. Subsequent to March 31, 1999, the Company continues to evaluate both the opportunities for funding the operations or selling the interests.

         SPIRES LEASE - On October 20, 1997 the Company entered into an agreement to acquire 40% working interest in an oil and gas wells in Nolan County, Texas for $15,000 plus 250,000 shares of common stock and the settlement of certain account payables related to the lease. The production is expected to average 15-20 barrels per day and was expected to be put on line during the first part of 1998. However, the decline of oil prices during this period caused operational funding to be withdrawn. Subsequent to March 31, 1999, the Company continues to evaluate both the opportunities for funding the operations or selling the interests.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 1999, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) MARKET INFORMATION

         The Company's common stock is traded on the Over-the-Counter market under the symbol BGOC on the Electronic Bulletin Board and subsequent to August 1, 1999 the symbol was changed to BGOCe.

         The following table shows the range of closing bid prices for the Company's common stock in the over-the-counter market for the quarters indicated, as reported by the National Association of Securities Dealers (NASD). The quotations represent prices in

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

         the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.


                  Year Ended March 31, 1998                  Bid Prices
                                                         ------------------
                                                          High        Low
                                                         ------      ------
                  First Quarter                          $0.040      $0.010
                  Second Quarter                         $0.070      $0.040
                  Third Quarter                          $0.070      $0.030
                  Fourth Quarter                         $0.130      $0.030

                  Year Ended March 31, 1999                  Bid Prices
                                                         ------------------
                                                          High        Low
                                                         ------      ------
                  First Quarter                          $0.095      $0.055
                  Second Quarter                         $0.080      $0.040
                  Third Quarter                          $0.040      $0.025
                  Fourth Quarter                         $0.030      $0.021

         On August 13, 1999 the stock was quoted $0.035 bid and $0.045 ask.

b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         The approximate number of security holders of record of Black Giant Oil Company on March 31, 1999 was 1,993. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

c) DIVIDEND INFORMATION

         The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL DISCUSSION:

Following the Company's fiscal year ended March 31, 1987, the Company continued to have difficulty in raising working and operating capital. The environment for energy deals was very tough as oil prices continued to fall to $9.50 per barrel. The oil and gas revenues had fallen to less than $25,000 per year which was less than half of the previous year's revenues. The Company had liabilities of approximately $143,000 which led the Company to sell the majority of its assets, primarily its oil and gas production, to reduce debt. The Company gradually became less active and had limited operations following 1991. The Company made presentations a number of times each year to prospective merger candidates. Each of these attempts never materialized either due to financing problems or lack of working capital to made the merger successful.

Subsequent to March 31, 1997, a group of concerned shareholders met in August, 1997, to discuss the Company's future and outlined a plan to expand the Company's business. The plan

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

was to sell private placements of the Company's common stock to raise operating capital to pay for the expense for the Company to become current in its filings with the Securities and Exchange Commission and other government agencies. The private placement offering price per share was $0.02. The Company successfully raised $95,000 from the private placement program offered September through November, 1997.

ASSETS & LIABILITIES:

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

The liabilities have gradually declined from $24,477 on March 31, 1995 to $13,067 for March 31, 1997. These liabilities were paid from revenues received from the Canadian royalty. These debts are principally due to accounts payable for accounting and legal services. On September 22, 1997, the Company entered into a Debt Agreement with the Wolas Family for $100,000. The terms of the Debt Agreement are 10% interest payable in stock on a quarterly basis (125,000 shares per quarter - based on 2 cents per share). The debt can be paid in full or be convertible to equity, based on 2 cents per share (5,000,000 shares - on the 22nd of September, 2000 at the election of the Wolas Family). The Wolas Family also have a warrant to purchase 1,000,000 shares of common stock for $25,000 on or before the 22nd of September 2002, being $0.025 per share. See Note 2 of the Financial Statements.

During the year ending March 31, 1998 the Company began acquiring oil and gas properties with the intention of developing the properties as an oil and gas producer. The drop in oil prices during 1998 and continuing into 1999 caused the Company to discontinue those operations. Therefore, these operations are reported as net assets of discontinued operations on the Company's balance sheet. The Company's assets as of March 31, 1998 were $144,722 and liabilities were $15,795 plus a convertible debt of $100,010 compared to March 31, 1999 which had assets of $162,712 and liabilities of $32,185 plus the convertible debt of $100,010. The Company intends to distribute these net assets to a newly formed subsidiary and spin-off the subsidiary's shares to the Company's shareholders in the near future. The Company has had nominal revenues from oil and gas activities. See Notes to Financial Statements - Note 1 and Note 6.

INCOME AND EXPENSES:

The Company's oil and gas income and expenses for March 31, 1998 and 1999 earned during these years were presented as discontinued operations. See Note 6 to the Financial Statements.

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

The general administrative expenses for the operations of 1998 and 1999 were $45,970 and $36,640 respectively. These expenses were primarily attributable to the cost of office overhead, shareholder mailings, legal and accounting.

NET INCOME:

For the years ended March 31, 1998 and 1999 the Company reported a loss from discontinued operations of $81,618 and $37,092 respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS:

Where this Form 10-KSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-KSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward- looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

YEAR 2000:

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment are "Year 2000" compliant and that this problem will have no affect on the Company's internal operations. Should companies with which the Company does business suffer significant problems within their systems, an adverse impact could be incurred by the Company. However, the Company has no way of anticipating or controlling such failure on the part of its customers.

RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 8 to the Financial Statements on pages F-11-13.

ITEM 7.  FINANCIAL STATEMENTS

The financial statement information for Black Giant Oil Company is set forth immediately following the signature page of this Form 10-KSB. See the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements between the Company and its auditor, Jackson & Rhodes P.C., regarding accounting and/or financial disclosure. In August, 1999 the Company changed auditors from Harmon & Company, CPA, Inc. to engage Jackson & Rhodes P.C. as the Company's new auditors.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the officers and directors of the Company as of March 31, 1999. Each of the officers and directors holds office for one year terms and until their successors have been elected and qualified.

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

         Name                       Age            Position           Director Since   Officer Since
         ----                       ---            --------           --------------   -------------
         Ivan  Webb*                 48       President & Director        1973              1979

         Elizabeth Webb*             50       Secretary/Treasurer           --              1979

         Gifford Dieterle            66       Director                    1973                --

         Richard M. Hewitt**         61       Director                    1997                --

         Howard Siegel**             57       Director                    1999                --

* Ivan Webb and Elizabeth Webb are husband and wife. There are no other family relationships between the directors and officers.

** On August 10, 1999 Richard M. Hewitt resigned as director of the Company and Howard Siegel was appointed by the board to fill the balance of Mr. Hewitt's term.

IVAN W. WEBB, President and Director, of Cisco, Texas, received his Bachelor of Business Degree in Business Administration from Tarleton State University (Texas A&M Branch) in 1978. He was instrumental in the preparation of four domestic oil and gas public stock offerings. Mr. Webb has been involved in the negotiations for the acquisition of more than 200 producing oil and gas properties within the United States during his career. He has international experience through negotiating with governments for oil and gas concessions in Australia and gold and diamond leases in Guyana, South America. He is currently Chief Financial Officer of Ness Energy International, Inc., a public company also listed on the Electronic Bulletin Board.

RICHARD M. HEWITT, Director, of Trophy Club, Texas is a sole practitioner attorney specializing in securities law with offices in Irving, Texas. He is a 1958 graduate of Grinnell College, Grinnell, Iowa, with an AB degree in Political Science. Mr. Hewitt holds a LLB degree from Southern Methodist University, College of Law, Dallas, Texas (1963). Between 1964 and 1979, Mr. Hewitt was employed by the Fort Worth Regional Office of the U.S. Securities and Exchange Commission, Fort Worth, Texas, in varying legal positions including Regional Administrator. He has been in private practice in the Dallas-Fort Worth area for the last seventeen (17) years. Mr. Hewitt resigned on August 10, 1999 as a director of the Company.

GIFFORD A. DIETERLE, Director, of New York, New York, graduated from New York University with a BA in geology in 1956 and with an M.S. in geology in 1959. He also worked (part-time) for the City of New York as a soils engineer from 1956 to 1959. From 1959 to 1962, he was a geologist with Pavlo Consulting Engineers and from 1962 to 1964, he worked for Dames and Moore, as a Soils Engineer, both being firms of engineering geologists. From 1964 until 1973, he worked as an exploration field geologist for Standard Magnetite Corporation in North, Central and South America with extensive activity in gold placer operations. He also worked from 1973 to 1975 as project geologist for Phoenix Rheinrohr A.S. of Germany in Guatemala and for Carbonera Chimbote, S.A. Lima, Peru. From 1962 until the present, he has been a consultant mining geologist with activities in North, Central and South Americas. In 1976, he formed Franklin Consolidated Mining Co. (NASDAQ-FKCM) and was president, chairman, vice president and geologist until 1993. He also formed Jegeroil Corp. in 1978 (NASDAQ-JEGR) and

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

was vice president and chairman until 1986. He also formed Leadville Mining & Milling Corp. in 1983 and has been treasurer and chairman since. He also was lecturer and assistant professor of geology at Long Island University and Hunter College, City University of New York for twenty-seven (27) years, retiring in 1987. Mr. Dieterle has had a brokerage license with Datek Securities Corp. since 1979.

HOWARD SIEGEL, Director, received his Bachelor of Business Administration Degree from the University of Oklahoma in 1966. He received a Doctor of Jurisprudence Degree from St. Mary's University School of Law in 1969. Mr. Siegel was formerly an attorney for The Superior Oil Company, a major oil and gas concern located in Houston, Texas. He previously served as Vice President, General Counsel, and a member of the Board of Directors of Tenneco Inc. Federal Credit Union. From July 1974 to August 1989, Mr. Siegel was employed as an attorney with the law firm of Bracewell & Patterson in Houston, and from that date until January, 1991, he was employed with Hurt, Richardson, Garner, Todd & Cadenhead, attorneys in Atlanta, Georgia. Currently, Mr. Siegel is a practicing attorney in Houston, Texas, and serves as a director of Golden Triangle Industries, Inc., a publicly traded company on Nasdaq Small Cap. and a director of Signature Motorcars, Inc. a public company.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the annual compensation to be paid to the Company's president for the past three fiscal years:

         Name and Principal Position          1997       1998      1999
         ---------------------------          ----       ----      ----
         Ivan Webb, President                $9,500     $13,695     -0-*

* Subsequent to the end of the fiscal year ended March 31, 1999, the Company caused the issuance of 600,000 shares of its common stock to Ivan Webb for his accrued compensation for this period.

All compensation and other arrangements between the Company and its officers and directors are to be approved by a Compensation Committee of the Board of Directors, a majority of whom are to have no affiliation or relationship with the Company other than as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following is certain information regarding the Company's common stock as of August 1, 1999, with respect to (a) SECURITY OWNERSHIP OF EACH PERSON KNOWN BY THE COMPANY TO OWN BENEFICIALLY MORE THAN 5% OF THE COMPANY'S COMMON STOCK, AND
(b) SECURITY OWNERSHIP OF MANAGEMENT.

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

                            Name and Address          Number of       Percent
Title of Class             of Beneficial Owner       Shares Owned     of Class
--------------             -------------------       ------------     --------
Common Stock               Ivan Webb*                 2,477,176*       10.14%
$0.125 Par Value           901 West 6th Street
                           Cisco, Texas  76437

Common Stock               Richard M. Hewitt**           40,000          .16%
$0.0125 Par Value          202 Fresh Meadow Drive
                           Trophy Club, Texas 76262

Common Stock               Gifford A. Dieterle          102,200          .42%
$0.0125 Par Value          76 Beaver Street
                           New York, New York 10005

Common Stock               Howard Siegel**                  -0-          -0-
$0.0125 Par Value          14760 Memorial Drive
                           Houston, Texas 77079

All directors and officers as a group (3 persons)     2,619,376        10.72%

Common Stock               Stephen Grosberg           2,730,000        11.15%
$0.0125 Par Value          330 Madison Ave. 8th Fl.
                           New York, New York

*Included in Ivan Webb's stock position are 200,000 shares held in the name of Elizabeth Webb, his wife. There are no other family relationships between the directors and officers.

** On August 10, 1999 Richard M. Hewitt resigned as director of the Company and Howard Siegel was appointed by the board to fill the balance of Mr. Hewitt's term.

(c) CHANGES IN CONTROL

No changes in control occurred during the fiscal year. During August 1999, the Company entered into an agreement subject to both the Company and the other parties meeting certain requirements. When and if completed, this merger/acquisition would cause a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Ivan Webb has interests in the oil and gas business which might directly compete with the interest of the Company. Although the Company is not aware of any conflict of interest, such present or future activities on the part of the officers and directors could cause a conflict of interest. If the Company should enter into transactions in the future with its officers, directors or other related parties, the consideration to them as a result of such transactions shall be as favorable to the Company as those which could be obtained from an unrelated party in an arm's length transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.                Exhibit
-----------                -------
    27              Financial Data Schedule

On April 14, 1998 a Form 8-K was filed reporting the change of the Company's auditor to Harmon & Company, CPA, Inc. and acquisition of certain assets. No other filings were made under Form 8-K during the fiscal year ended March 31, 1999.

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BLACK GIANT OIL COMPANY


                                       /s/  IVAN WEBB
                                       -----------------------------------------
                                       By: Ivan Webb, President,
Date: August 30, 1999                  Chief Executive Officer, Principal
                                       Accounting Officer, Principal
                                       Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature & Title                                      Date
              -----------------                                      ----
         /s/  HOWARD SIEGEL                                      August 30, 1999
         -------------------------------------------
         Howard Siegel, Director


         /s/  GIFFORD A. DIETERLE                                August 30, 1999
         -------------------------------------------
         Gifford A. Dieterle, Director


         /s/  IVAN WEBB                                          August 30, 1999
         -------------------------------------------
         Ivan Webb, Director

             Black Giant Oil Company SEC Form 10-KSB March 31, 1999

                             BLACK GIANT OIL COMPANY

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                ----
Independent Auditor's Report                                     F-2

Balance Sheets for the years ended
March 31, 1998 and 1999                                          F-3

Statements of Operations for the years ended
March 31, 1998 and 1999                                          F-4

Statements of Changes in Stockholders' Equity
for the years ended March 31, 1998 and 1999                      F-5

Statements of Cash Flows for the years ended
March 31, 1998 and 1999                                          F-6

Notes to Financial Statements                                    F-7-10

                             BLACK GIANT OIL COMPANY

                              FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998











                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                             BLACK GIANT OIL COMPANY

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Independent Auditors' Report...............................................................................F-2

Balance Sheets for the Years Ended
         March 31, 1999 and 1998...........................................................................F-3

Statements of Operations for the Years Ended
         March 31, 1999 and 1998...........................................................................F-4

Statements of Changes in Stockholders' Equity
         for the Years Ended March 31, 1999 and 1998.......................................................F-5

Statements of Cash Flows for the Years Ended
         March 31, 1999 and 1998...........................................................................F-6

Notes to Financial Statements...........................................................................F-7-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Black Giant Oil Company

We have audited the accompanying balance sheets of Black Giant Oil Company as of March 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Giant Oil Company as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and its working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            Jackson & Rhodes P.C.


Dallas, Texas
August 27, 1999

                             BLACK GIANT OIL COMPANY
                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                     ASSETS

                                                                  1999             1998
                                                               -----------      -----------
Current assets:
      Cash                                                     $       119      $       179
      Prepaids                                                       5,000               --
                                                               -----------      -----------
           Total current assets                                      5,119              179

Other assets:
      Net assets of discontinued operations (Note 6)               157,593          144,543
                                                               -----------      -----------
                                                               $   162,712      $   144,722
                                                               ===========      ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                 $    18,860      $     6,795
      Advances from officer                                         13,325            9,000
                                                               -----------      -----------
           Total liabilities                                        32,185           15,795
                                                               -----------      -----------

Convertible debt (Note 2)                                          100,010          100,010

Commitments and contingencies (Note 5)                                  --               --

Stockholders' equity:
      Preferred stock, $.10 par value, 10,000,000 shares
           authorized; none issued and outstanding                      --               --
      Common stock, $.0125 par value, 100,000,000 shares
           authorized; 22,262,477 and 19,751,477
           shares issued and outstanding                           278,532          247,144
      Additional paid-in capital                                 1,314,497        1,290,397
      Stock to be issued                                            16,250           33,046
      Accumulated deficit                                       (1,537,362)      (1,500,270)
                                                               -----------      -----------
                                                                    71,917           70,317
      Less treasury stock (20,070 shares, at cost)                 (41,400)         (41,400)
                                                               -----------      -----------
           Total stockholders' equity                               30,517           28,917
                                                               -----------      -----------
                                                               $   162,712      $   144,722
                                                               ===========      ===========


                 See accompanying notes to financial statements.

                             BLACK GIANT OIL COMPANY
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 1999 AND 1998


                                                     1999              1998
                                                ------------      ------------
Revenues:
       Miscellaneous income                     $         80      $         10
                                                ------------      ------------

            Total revenues                                80                10
                                                ------------      ------------

Operating expenses:
       General and administrative                     36,640            45,970
                                                ------------      ------------
                                                      36,640            45,970
                                                ------------      ------------

            Loss from operations                     (36,560)          (45,960)
                                                ------------      ------------

Other income (expense):
       Interest expense                              (13,600)           (8,125)
                                                ------------      ------------
            Total other expense                      (13,600)           (8,125)
                                                ------------      ------------
            Loss from continuing operations          (50,160)          (54,085)
Discontinued operations                               13,068           (27,533)
                                                ------------      ------------
            Net loss                            $    (37,092)     $    (81,618)
                                                ============      ============

Loss per common share:
       From continuing operations               $      (0.00)     $      (0.00)
                                                ============      ============
       Net loss                                 $      (0.00)     $      (0.00)
                                                ============      ============

Weighted average common shares outstanding        21,276,144        16,414,862
                                                ============      ============


                 See accompanying notes to financial statements.

                             BLACK GIANT OIL COMPANY
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended March 31, 1999 and 1998


                                       Common Stock             Additional
                              ----------------------------       Paid-in    Shares to be   Accumulated    Treasury
                                 Shares          Amount          Capital       Issued       (Deficit)      Stock           Total
                              ------------     -----------     -----------  ------------   -----------   -----------    -----------
Balance, March 31, 1997         14,350,227     $   179,628     $ 1,269,513   $        --   $(1,418,652)  $   (41,400)   $   (10,911)
Shares issued for services         225,000           2,813          (1,688)           --            --            --          1,125
Shares issued for cash           3,920,000          49,000          29,400            --            --            --         78,400
Shares issued for interest         256,250           3,203           1,922            --            --            --          5,125
Shares issued for purchase
     of property                 1,000,000          12,500          (8,750)        6,446            --            --         10,196
Shares sold but not issued              --              --              --        26,600            --            --         26,600
Net loss                                --              --              --            --       (81,618)           --        (81,618)
                               -----------     -----------     -----------   -----------   -----------   -----------    -----------
Balance, March 31, 1998         19,751,477         247,144       1,290,397        33,046    (1,500,270)      (41,400)        28,917
Shares issued for services         100,000           1,250           7,392            --            --            --          8,642
Shares issued for interest         750,000           9,375           5,625            --            --            --         15,000
Shares issued for purchase
     of property                   445,000           5,563           3,237            --            --            --          8,800
Shares issued                    1,216,000          15,200           7,846       (23,046)           --            --             --
Shares sold but not issued              --              --              --         6,250            --            --          6,250
Net loss                                --              --              --            --       (37,092)           --        (37,092)
                               -----------     -----------     -----------   -----------   -----------   -----------    -----------
Balance, March 31, 1999         22,262,477     $   278,532     $ 1,314,497   $    16,250   $(1,537,362)  $   (41,400)   $    30,517
                               ===========     ===========     ===========   ===========   ===========   ===========    ===========


                 See accompanying notes to financial statements.

                             BLACK GIANT OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                 1999           1998
                                                                              ---------      ---------
Cash flows from operating activities:
    Net loss                                                                  $ (37,092)     $ (81,618)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Shares issued for services                                              8,642          1,125
          Shares issued for interest                                             15,000          5,125
          Changes in operating assets and liabilities:
            Prepaid expenses                                                     (5,000)            --
            Accounts payable and accrued liabilities                             12,065         (6,272)
            Net assets of discontinued operations                                (4,250)      (132,518)
                                                                              ---------      ---------
                      Net cash provided by (used in) operating activities       (10,635)      (214,158)

Cash flows from financing activities:
    Issuance of common stock                                                         --         78,400
    Advances from officer                                                         4,325          9,000
    Proceeds from stock to be issued                                              6,250         26,600
    Proceeds from convertible debt                                                   --        100,010
                                                                              ---------      ---------
                                                                                 10,575        214,010

Net increase (decrease) in cash and cash equivalents                                (60)          (148)

Cash at beginning of year                                                           179            327
                                                                              ---------      ---------

Cash at end of year                                                           $     119      $     179
                                                                              =========      =========


Supplemental disclosure:
    Total interest paid                                                       $      --      $   3,000
                                                                              =========      =========


Non-cash transactions:

    During the years ended March 31, 1999, and 1998, 445,000 and 1,000,000 shares, respectively were issued for property (see Statement of Changes in Stockholders' Equity).


                 See accompanying notes to financial statements.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Black Giant Oil Company was incorporated in Nevada on July 23, 1973, for the general purpose of engaging in exploration for oil and gas. More recently, the Company has shifted its activities to acquiring working interest, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

     During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations (see Note 8). The Company intends to distribute these net assets to a newly formed subsidiary and spin-off the subsidiary's shares to the Company's shareholders in the near future. The Company has had nominal revenues from oil and gas activities.

     The Company is currently considered a "public shell" corporation with nominal business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

     Basis of Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has suffered continuing net losses from operations and has a deficit in working capital as of March 31, 1999. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates and Assumptions

     Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Net Loss Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share.

     Statement of Cash Flows

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

2.   CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS

     The Company has issued convertible debt to a shareholder with an original date of September 22, 1997, and matures September 22, 2000. Interest is at 10% payable quarterly. The debt is convertible to equity at $.02 per share. For the years ended March 31, 1999 and 1998, the Company has issued common stock at $.02 per share as payment for interest. The shareholder also holds a warrant to acquire 1,000,000 shares at $.025 per share. The warrant expires in September 2002.

     During the years ended March 31, 1999 and 1998, the Company's president has advanced certain funds interest free to the Company. As of March 31 1999 and 1998, the Company owed $13,325 and $9,000, respectively as a result of these transactions.

3.   STOCK ISSUED FOR SERVICES

     During 1999 and 1998, the Company issued common stock to certain related parties, valued at estimated fair market value, for services performed on behalf of the Company. The shares issued and value of those shares are as follows for the years ended March 31:

                 Shares Issued              Value
                 -------------              -----
  1999             100,000                  $8,642
  1998             225,000                   1,125

4.   INCOME TAXES

     At March 31, 1999, the Company had net operating loss carryforwards totaling approximately $698,500 available to reduce future taxable income through the year 2014. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

     The Company has deferred tax assets amounting to approximately $237,000 and $225,000 at March 31, 1999 and 1998, respectively, related to the net operating loss carryforwards. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

5.   COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. The Company has not incurred losses related to its cash.

     Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

     The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, accounts payable and convertible debt approximate carrying value due to the short-term maturity of the instruments.

     Uncertainty Due to the Year 2000 Issue

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could impact the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company will be fully resolved.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

6.   DISCONTINUED OPERATIONS

     As explained in Note 1, the net oil and gas assets of the discontinued operations are reported in the accompanying balance sheet as net assets of discontinued operations as of March, 1999 and 1998. Following is a summary of these net assets:


                                        1999           1998
                                     ---------      ---------
Assets:

Troell lease                         $  70,571      $  70,271
Spires wells                            29,482         20,982
Stormco lease                           20,750         16,500
Starr lease                              7,500          7,500
Hill Country Exploration                56,590         56,590
Other                                    2,700          2,700
                                     ---------      ---------
     Total assets                      187,593        174,543

Liabilities:

   Note payable to an individual       (30,000)       (30,000)
                                     ---------      ---------
     Net assets                      $ 157,593      $ 144,543
                                     =========      =========

     The $30,000 note payable to an individual was due on May 15, 1998 and accrues interest at 12%.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     SFAS 129

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

8.   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

       SFAS 130

       In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standar Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

       SFAS 131

       SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement has had no effect on the Company's financial statements for the periods presented.

       SFAS 132

       Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

                             BLACK GIANT OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

8.   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      SFAS 133

      Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
      (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

                               INDEX TO EXHIBITS


Exhibit
No.                      Exhibit
-------                  -------
  27            Financial Data Schedule