Form 10QSB
period 1999-06-30
BLACK GIANT OIL CO
filed 1999-08-31
CIK 12388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                           Commission File No. 0-08507

                             BLACK GIANT OIL COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                            75-1441442
(State or other jurisdiction of                      (I.R.S.. Employer I.D. No.)
 incorporation or organization)


      1301 Avenue M (P.O. Box 31)
             Cisco, Texas                                       76437
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (254) 442 3968


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES    NO  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August 1, 1999, Signature had outstanding 24,423,477 shares of its common stock, par value $0.0125 per share.

                                     PART 1

                              FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The financial statements included herein have been prepared by Black Giant Oil Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the financial statements and notes thereto included in Black Giant's SEC Form 10-KSB for the period ended March 31, 1999.

                             BLACK GIANT OIL COMPANY
                                 BALANCE SHEETS


                                     ASSETS

                                                              June 30,       March 31,
                                                                1999           1999
                                                             -----------    -----------
                                                                             (Audited)
Current assets:
      Cash                                                   $       447    $       119
      Prepaids                                                     2,500          5,000
                                                             -----------    -----------
           Total current assets                                    2,947          5,119

Other assets:
      Net assets of discontinued operations (Note 6)             157,593        157,593
                                                             -----------    -----------
                                                             $   160,540    $   162,712
                                                             ===========    ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Accounts payable and accrued liabilities               $    19,760    $    18,860
      Advances from officer                                       13,175         13,325
                                                             -----------    -----------
           Total liabilities                                      32,935         32,185
                                                             -----------    -----------

Convertible debt (Note 2)                                        100,010        100,010

Commitments and contingencies (Note 5)                                --             --

Stockholders' equity:
      Preferred stock, $.10 par value, 10,000,000 shares
           authorized; none issued and outstanding                    --             --
      Common stock, $.0125 par value, 100,000,000 shares
           authorized; 22,262,477 and 19,751,477
           shares issued and outstanding                         305,293        278,532
      Additional paid-in capital                               1,303,986      1,314,497
      Stock to be issued                                              --         16,250
      Accumulated deficit                                     (1,540,284)    (1,537,362)
                                                             -----------    -----------
                                                                  68,995         71,917
      Less treasury stock (20,070 shares, at cost)               (41,400)       (41,400)
                                                             -----------    -----------
           Total stockholders' equity                             27,595         30,517
                                                             -----------    -----------
                                                             $   160,540    $   162,712
                                                             ===========    ===========


                 See accompanying notes to financial statements.

                             BLACK GIANT OIL COMPANY
                            STATEMENTS OF OPERATIONS
                      QUARTERS ENDED JUNE 30, 1999 AND 1998



                                                  1999            1998
                                              ------------    ------------
Revenues:
       Miscellaneous income                   $        130    $         --
                                              ------------    ------------

            Total revenues                             130               0
                                              ------------    ------------

Operating expenses:
       General and administrative                    1,467           8,633
                                              ------------    ------------
                                                     1,467           8,633
                                              ------------    ------------

            Loss from operations                    (1,337)         (8,633)

Other income (expense):
       Interest expense                             (3,400)         (3,400)
                                              ------------    ------------
            Loss from continuing operations         (4,737)        (12,033)
Discontinued operations                              1,815           5,194
                                              ------------    ------------
            Net loss                          $     (2,922)   $     (6,839)
                                              ============    ============

Loss per common share:
       From continuing operations             $      (0.00)   $      (0.00)
                                              ============    ============
       Net loss                               $      (0.00)   $      (0.00)
                                              ============    ============

Weighted average common shares outstanding      24,423,477      14,350,227
                                              ============    ============







                 See accompanying notes to financial statements.

                             BLACK GIANT OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                      QUARTERS ENDED JUNE 30, 1999 AND 1998



                                                                              1999       1998
                                                                            -------    -------
Cash flows from operating activities:
    Net loss                                                                $(2,922)   $(6,839)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Changes in operating assets and liabilities:
            Prepaid expenses                                                  2,500         --
            Accounts payable and accrued liabilities                            900      2,824
                                                                            -------    -------
                      Net cash provided by (used in) operating activities       478     (4,015)
                                                                            -------    -------


Cash flows from financing activities:
    Advances from officer                                                      (150)     5,000
                                                                            -------    -------

Net increase (decrease) in cash and cash equivalents                            328        985

Cash at beginning of year                                                       119        179
                                                                            -------    -------

Cash at end of year                                                         $   447    $ 1,164
                                                                            =======    =======


Supplemental disclosure:
    Total interest paid                                                     $    --    $ 3,000
                                                                            =======    =======



                 See accompanying notes to financial statements.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTION RESPECTING FORWARD-LOOKING INFORMATION

This Form 10-QSB includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

OVERVIEW

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in Black Giant's annual report on Form 10-KSB for the year ended March 31, 1999.

Oil prices continued to decline during the first quarter of the fiscal year so management shifted its focus to securing a merger/acquisition candidate. Management reviewed and investigated merger candidate possibilities. As of June 30, 1999 no agreements or contracts were formalized or executed.

BLACK GIANT OIL COMPANY IS SUFFERING FROM SHORTAGES OF WORKING CAPITAL, INDEBTEDNESS AND DUE OR PAST DUE CURRENT LIABILITIES. THE COMPANY IS IN NEED OF ADDITIONAL INVESTMENT CAPITAL, STRATEGIC ALLIANCES, OR A SALE, OR
MERGER/ACQUISITION.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in the Overview above and as outlined in the Form 10-KSB for fiscal year March 31, 1999 including its financial statements, the Company's operating losses and its working capital deficit raise doubt about its ability to continue as a going concern.

During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company's assets as of March 31, 1999 were $162,712, and its liabilities were $132,195. On June 30, 1999 the Company's assets were $160,540 and its liabilities were $132,945.

RESULTS OF OPERATIONS

The Company has suffered continuing net losses from operations. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern. The Company has had nominal revenues from oil and gas activities for the three months ended June 30, 1999 and 1998 $1,815 and $6,135 respectively. These oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations

Operating expenses were also nominal during the two periods ending June 30, 1999 and 1998. The current period only had expenditures of $1,467 and the same period of 1998 had expenditures of $8,633 due to auditing, legal and proxy mailing expenses.

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may lead to incorrect calculations, functions or system failure. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The problem exists for many kinds of software, including software for mainframes, PCs and embedded systems. Many normal business activities will potentially be impacted because information necessary to monitor and control various operations is controlled by computers.

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that its systems are Year 2000 compliant. However, variability of hardware and software combinations may lead to unforeseen problems. The Company does not believe that any problems that arise with internal systems will be material or will require more than minimal costs to overcome.

The Company's vendors are various and diverse and the bulk of the items purchased by the Company are widely available. There are no problems which are expected to arise due to vendors' failure to be Year 2000 compliant because auxiliary channels should be available to the Company to acquire its supplies, parts and other needs from other vendors should any particular vendor have a problem due to noncompliance.

Due to the nature of the Company's business and its information and accounting systems, costs to bring its systems into compliance have been immaterial.

                          PART II. - OTHER INFORMATION

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.                   Exhibit
-----------                   -------

  27                Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BLACK GIANT OIL COMPANY
                                  (Registrant)


Date: August 30, 1999                           /s/ Ivan Webb
                                           -------------------------------------
                                     By: Ivan Webb, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer

                               Index to Exhibits


Exhibit No.                   Exhibit
-----------                   -------
  27                Financial Data Schedule