Form 10QSB
period 1999-09-30
BLACK GIANT OIL CO
filed 1999-11-18
CIK 12388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                           Commission File No. 0-08507

                             BLACK GIANT OIL COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Nevada                                     75-1441442
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

     1301 Avenue M (P.O. Box 31)
          Cisco, Texas                                   76437
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

As of November 1, 1999 had outstanding 27,894,977 shares of its common stock, par value $0.0125 per share.

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

                            BLACK GIANT OIL COMPANY
                                 BALANCE SHEETS


                                     ASSETS

                                                       September 30,       March 31,
                                                           1999              1999
                                                       ------------      ------------
                                                                           (Audited)

Current assets:
   Cash                                                $        653      $        119
   Prepaids                                                      --             5,000
                                                       ------------      ------------
      Total current assets                                      653             5,119

Other assets:
   Net assets of discontinued operations                    157,593           157,593
                                                       ------------      ------------
                                                       $    158,246      $    162,712
                                                       ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities            $     23,160      $     18,860
   Advances from officer                                     13,175            13,325
                                                       ------------      ------------
      Total liabilities                                      36,335            32,185
                                                       ------------      ------------
Convertible debt (Note 2)                                   100,010           100,010

Commitments and contingencies (Note 5)                           --                --

Stockholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares
      authorized; none issued and outstanding                    --                --
   Common stock, $.0125 par value, 100,000,000 shares
      authorized; 24,262,477 and 22,262,477
      shares issued and outstanding                         303,532           278,532
   Additional paid-in capital                             1,330,747         1,314,497
   Stock to be issued                                            --            16,250
   Accumulated deficit                                   (1,570,978)       (1,537,362)
                                                       ------------      ------------
                                                             63,301            71,917
   Less treasury stock (20,070 shares, at cost)             (41,400)          (41,400)
                                                       ------------      ------------
      Total stockholders' equity                             21,901            30,517
                                                       ------------      ------------
                                                       $    158,246      $    162,712
                                                       ============      ============

                            BLACK GIANT OIL COMPANY
                            STATEMENTS OF OPERATIONS



                                                 Three Months Ended                Six Months Ended
                                                    September 30,                    September 30,
                                             ----------------------------    ----------------------------
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Revenues:
     Miscellaneous income                    $         40    $        522    $        170    $        522
                                             ------------    ------------    ------------    ------------

          Total revenues                               40             522             170             522
                                             ------------    ------------    ------------    ------------
Operating expenses:
     General and administrative                    26,789           8,645          28,256          17,278
                                             ------------    ------------    ------------    ------------
                                                   26,789           8,645          28,256          17,278
                                             ------------    ------------    ------------    ------------

          Loss from operations:                   (26,749)         (8,123)        (28,086)        (16,756)

Other income (expense):
     Interest expense                              (3,400)         (3,400)         (6,800)         (6,800)
                                             ------------    ------------    ------------    ------------
          Loss from continuing operations         (30,149)        (11,523)        (34,886)        (23,556)
Discontinued operations                              (545)          4,251           1,270           9,445
                                             ------------    ------------    ------------    ------------
          Net loss                           $    (30,694)   $     (7,272)   $    (33,616)   $    (14,111)
                                             ============    ============    ============    ============

Loss per common share:
     From continuing operations              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                             ============    ============    ============    ============
     Net loss                                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     24,423,477      14,350,227      25,423,477      14,350,227
                                             ============    ============    ============    ============

                            BLACK GIANT OIL COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended
                                                                         September 30,
                                                                    ------------------------
                                                                      1999           1998
                                                                    ---------      ---------

Cash flows from operating activities:
  Net loss                                                          $ (33,616)     $ (14,111)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Changes in operating assets and liabilities:
        Prepaid expenses                                                5,000             --
        Accounts payable and accrued liabilities                        4,300          6,463
                                                                    ---------      ---------
            Net cash provided by (used in) operating activities       (24,316)        (7,648)
                                                                    ---------      ---------

Cash flows from financing activities:
  Sale of common stock                                                 25,000             --
  Advances from officer                                                  (150)         7,750
                                                                    ---------      ---------
            Net cash provided from financing activities                24,850          7,750
                                                                    ---------      ---------

Net increase (decrease) in cash and cash equivalents                      534            102

Cash at beginning of year                                                 119            179
                                                                    ---------      ---------

Cash at end of year                                                 $     653      $     281
                                                                    =========      =========

Supplemental disclosure:
  Total interest paid                                               $      --      $   3,000
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

Management continued to review and investigate merger candidate possibilities during the quarter ended September 30, 1999, and as of September 30, 1999 no agreements or contracts were formalized or executed.

MATERIAL SUBSEQUENT EVENTS

Subsequent to the end of the quarter the Company entered into an Agreement in Principle and Letter of Understanding with BroadCom Wireless Communications Corporation of Oklahoma City, Oklahoma. The following is a summary of the agreement entered into with BroadCom on November 1, 1999:

         BROADCOM, or its parent, has previously acquired and been issued from BGOC Two Million (2,000,000) shares of the common stock fully paid of Black Giant Oil Company. BROADCOM also agreed to acquire from BGOC Four Million Four Hundred Thousand (4,400,000) shares of BGOC common stock for $55,000. On November 17, 1999 the Company received $30,000 and a promissory note for $25,000 to be paid on or before November 27, 1999. The 4,400,000 shares will not be released to BROADCOM until fully paid.

         BROADCOM has a Letter of Intent with Getmore Wireless, Ron Baker & Associates, etal, which is a licensed authorized dealer for VoiceStream Wireless Cell Phones & Pagers with at least Three (3) retail locations in Oklahoma. The letter of intent provides BROADCOM to acquire Forty Percent (40%) of the common stock of Getmore Wireless. BGOC will cause the issuance (to be held in escrow) of Ten Million (10,000,000) shares of its common stock from its unissued but authorized shares to BROADCOM for the stock ownership previously described immediately upon receipt of a fully executed and binding formal contract being fully paid for the acquisition of Forty Percent (40%) undivided ownership in Getmore Wireless. The contract must include a provision for the escrow of a percentage of the gross revenues for a dividend distribution to be paid with Forty Percent (40%) of the dividends paid by Getmore Wireless paid to BGOC.

         BROADCOM has a Letter of Intent with Getmore Wireless, Ron Baker & Associates, etal, which is newly formed entity with a plan to initiate Wireless Internet Services throughout the Continental United States. The letter of intent provides BROADCOM to acquire Fifty Percent (50%) of the common stock of Getmore Communications for providing certain funding for transmitting towers. BGOC will cause the issuance (to be held in escrow) of Ten Million (10,000,000) shares of its common stock from its unissued but authorized shares to BROADCOM for the interest previously described upon receipt of a fully executed and binding formal contract being fully paid for the acquisition of Fifty Percent (50%) undivided ownership in Getmore Communications, subject to funding requirements ($300,000 to 500,000 per site) being met pursuant to that contract with 625,000 shares being allocated per site funded. After the initial Sixteen (16) sites have been funded (up to $8,000,000). BGOC further agrees to issue to BROADCOM an additional 625,000 shares per site funded.

         BROADCOM has a Two (2) year contract for long distance service to a Mexican carrier for a revenue source of not less than $140,000 per month by providing Two (2) Harris Switches. BGOC will cause the issuance (to be held in escrow) of Ten Million (10,000,000) shares of its common stock from its unissued but authorized shares to BROADCOM for the fully executed and binding formal contract with Global Access for providing two Harris switches to Global Access's Mexican Long Distance Service contract. The shares shall be released upon verification and due diligence as to the contracts and switches.

         BROADCOM agreed to convey Fifty Percent of One Hundred Percent (50% of 100%) of leasehold interest(s) in mineral leases totaling approximately Four Thousand Three Hundred (4,300) acres in the Larue County in the State of Kentucky upon which Nine (9) recently drilled, but not completed, gas wells now exist. BGOC will cause the issuance (to be held in escrow) of Five Million (5,000,000) shares of its common stock from its unissued but authorized shares to BROADCOM for the interest in the previously described properties upon receipt of valid title to the leases comprising approximately 4,300 acres and an attorney's title opinion covering said leases. All leases must be valid with full compliance with the terms of the lease(s) and all regulatory agencies, all taxes and any other lease expenses are fully paid, and the leases are free and clear of all liens and encumbrances whatsoever.

         BGOC further agreed to issue and hold in escrow 13,000,000 additional shares for the Kentucky Gas Project pending a sufficient number of wells being completed and put on line for production and generating a positive cash flow net to BGOC's interest in order to substantiate a minimum value of $2,000,000, or more, to BGOC's interest. After these wells have reached stabilized production for a period of at least 90 days, BGOC agrees to release up to 13,000,000 shares to BROADCOM based upon the profitability of the project per SEC accounting standards and practices for oil and gas properties (Ceiling Tests). Additionally, BGOC agrees to waive the aforementioned production and revenue criteria if a sale of the property generates to BGOC's interest net proceeds of at least $2,000,000.

The Company has conducted an initial review of geological data pertaining to the Kentucky Gas properties and has plans to examine the commercial potential in greater detail. In addition, the Company is currently evaluating a title opinion pertaining to the mineral leases and a full examination may result in some delay.

All presently existing assets of BGOC will be transferred to a BGOC subsidiary that will then be spun off to the pre-merger BGOC shareholders. All the necessary legal opinions and expenses will be paid by BGOC to properly effect the spin-off.

Black Giant Oil Company is currently suffering from shortages of working capital, indebtedness and due or past due current liabilities. The Company is in need of additional investment capital, strategic alliances, or a sale, or merger/acquisition. The previously mentioned agreement with BroadCom Wireless Communications Corporation may or may not be able to provide the necessary working capital to build a viable telecommunications business. However, the Company has received $25,000 from an affiliate of BroadCom for 2,000,000 shares of its restricted common stock, from which funds allowed the Company to become current in its filings with the SEC and maintain its listing on the Electronic Bulletin Board of the Nasdaq system. Management also believes BroadCom will be able to eliminate the current debts of the company and provide working capital to the Company. However, no assurance can be made or understood that BroadCom will be able to raise adequate working capital to fund the transition of the Company from an energy/resource company to a telecommunications company.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in the Overview above and as outlined in the Form 10-KSB for fiscal year March 31, 1999 including its financial statements, the Company's operating losses and its working capital deficit raise doubt about its ability to continue as a going concern. The agreement entered into with BroadCom subsequent to the end of the quarter is however, designed to revive the Company into a viable Company.

During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during that period, the Company decided to discontinue those operations and pursue other forms of business. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company's assets as of March 31, 1999 were $162,712, and its total liabilities were $132,185 of which $100,000 is a convertible debt. On June 30, 1999 the Company's assets were $160,540 and its total liabilities were $132,945 and on September 30, 1999 total assets were $158,246 and total liabilities were $136,335.

RESULTS OF OPERATIONS

The Company continues with net losses from operations for the quarter ended September 30, 1999. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern. The Company has had nominal revenues from oil and gas activities for the three months ended September 30, 1999 of $1,815 and $4,483 for the same period in 1998. The decline in revenues was attributable to certain properties being sold and also a decline in oil prices. These oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations.

Operating expenses were also nominal during the two periods ending September 30, 1999 and 1998 except for the cost of putting the company back into full compliance with the SEC. The current period only had expenditures of $26,789 and the same period of 1998 had expenditures of $8,645. The cost of bringing the Company back into full compliance was approximately $25,000. These funds were raised through the placement of 2,000,000 shares of the Company's common stock for $25,000. These shares were sold to an affiliate company of BroadCom Wireless Communications Corporation.

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

                                      NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BLACK GIANT OIL COMPANY
                                     (Registrant)


Date: November 17, 1999                  /s/ Ivan Webb
                                         ---------------------------------------
                                     By: Ivan Webb, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer

                               INDEX TO EXHIBITS



  EXHIBIT
  NUMBER         DESCRIPTION
  -------        -----------


    27          Financial Data Schedule