Form 10QSB
period 1999-12-31
BLACK GIANT OIL CO
filed 2000-02-22
CIK 12388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1999

                           Commission File No. 0-08507

                  BroadBAND Wireless International Corporation
                  --------------------------------------------
                 (Name of small business issuer in our charter)

                             Black Giant Oil Company
                             -----------------------
                     (Former Name of small business issuer)


                 Nevada                                 75-1441442
                 ------                                 ----------
       (State or other jurisdiction of           (IRS Employer ID Number)
       incorporation or organization)

              1301 Avenue M (Post Office Box 31) Cisco, Texas 76437
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


         Registrant's telephone number, including area code: 254-442-3968

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES       X              NO ___
                                                     ---

         The  number  of  shares  of  our  common  stock,   par  value  $0.0125,
outstanding as of February 18, 2000, was 71,356,537.

                                                    Table of Contents

PART I - FINANCIAL INFORMATION.................................................3
                                                                               -

         ITEM 1.       FINANCIAL STATEMENTS....................................3
                                                                               -

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                       PLAN OF OPERATION.......................................7


PART II - OTHER  INFORMATION..................................................11


         ITEM 2.       USE OF PROCEEDS........................................11


         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....12


         ITEM 5.       OTHER INFORMATION......................................12


INDEX TO EXHIBITS.............................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Except as otherwise required by the context, references in this quarterly report to "the Company," "we," "our" and "us" refer to BroadBAND Wireless International Corporation. We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the financial statements and notes thereto included in its SEC Form 10-KSB for the period ended March 31, 1999.



                             BLACK GIANT OIL COMPANY
                                 BALANCE SHEETS

                                     Assets

                                                                     Dec. 31, 1999       March 31, 1999
                                                                     -------------       --------------
                                                                                           (Audited)

Current assets:
   Cash                                                                      $   624             $      119
   Accounts receivable - Signature Motorcars                                   46,000                     -
   Prepaids                                                                      5,000                5,000
                                                                   ----------------- ----------------------
          Total current assets                                                 51,624                 5,119

Other assets:
   Intangible asset - revenue stream                                         125,000                      -
   Net assets of discontinued operations                                     157,593                157,593
                                                                   ----------------- ----------------------
                                                                          $  334,217              $ 162,712
                                                                   ================= ======================

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                                  $29,167              $  18,860
   Advances from officer                                                       10,675                13,325
                                                                   ----------------- ----------------------
          Total liabilities                                                    39,842                32,185
                                                                   ----------------- ----------------------

Convertible debt (Note 2)                                                    100,010                100,010

Commitments and contingencies (Note 5)                                                -                   -

Stockholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares
          authorized; none issued and outstanding                                     -                   -
   Common stock, $.0125 par value, 100,000,000 shares
          authorized; 44,009,977 and 22,262,477
          shares issued and outstanding                                       550,125               278,532
   Additional paid-in capital                                              1,317,874              1,314,497
   Stock to be issued                                                                 -              16,250
   Accumulated deficit                                                   (1,632,233)            (1,537,362)
                                                                   ----------------- ----------------------
                                                                             235,766                 71,917
   Less treasury stock (20,070 shares, at cost)                             (41,400)               (41,400)
                                                                   ----------------- ----------------------
          Total stockholders' equity                                         194,366                 30,517
                                                                   ----------------- ----------------------
                                                                         $   334,217        $       162,712
                                                                   ================= ======================


                                                          BLACK GIANT OIL COMPANY
                                                          STATEMENTS OF OPERATIONS


                                               Three Months                           Nine Months Ended
                                                  Ended
                                                  Dec. 31,                                   Dec. 31,
                                                  --------                                   --------
                                                   1999                  1998                 1999                      1998
Revenues:

       Miscellaneous income           $               345              $  130       $            515                      $    652
             Total revenues                           345                 130                    515                           652




       General and                                  58,008              7,114                 86,264                        24,392
       administrative

                                                    58,008              7,114                 86,264                        24,392


             Loss from
             operations                          (57,663)             (6,984)               (85,749)                      (23,740)


Other income (expense):

       Interest expense                           (5,588)             (3,400)               (12,388)                      (10,200)

             Loss from                                               (10,384)               (98,137)                      (33,940)
             continuing                          (63,251)
             operations

Discontinued operations                               1,996             3,132                  3,266                        12,577

             Net loss                  $         (61,255)      $      (7,252)        $      (94,871)                  $   (21,363)



       From continuing                $             (0.00)    $        (0.00)      $          (0.00)                $       (0.00)
       operations
                                         ===================    ==============        ================            ==================
       Net loss                       $             (0.00)    $        (0.00)      $          (0.00)                $       (0.00)
                                         ===================    ==============        ================            ==================

Weighted average common                        29,600,810          14,350,227             26,815,921                    14,350,227
shares outstanding
                                         ===================   ===============        ================            ==================



                                                BLACK GIANT OIL COMPANY
                                                STATEMENTS OF CASH FLOWS




                                                                                     Nine Months
                                                                                        Ended
                                                                                    December 31,


                                                                                         1999                  1998
Cash flows from operating activities:


   Net loss                                                                             $     (94,871)          $ (21,363)



   Adjustments to reconcile net loss to net cash

      provided by (used in) operating activities:

         Issuance of common shares for services                                                 49,344                 -

         Issuance of common shares for interest                                                  4,375                 -

         Changes in operating assets and liabilities:


               Accounts payable and accrued liabilities                                         10,307             9,863

               Net cash provided by (used in) operating activities                            (30,845)          (11,500)

Cash flows from financing activities:


   Sale of common stock                                                                         80,000             5,000

   Loan to Signature Motorcars                                                                (46,000)                 -

   Advances from officer                                                                       (2,650)             7,850

                     Net cash provided from financing activities                                31,350            12,850

Net increase (decrease) in cash and cash equivalents                                               505             1,350



Cash at beginning of year                                                                          119               179


Cash at end of year                                                                               $624            $1,529



Supplemental disclosure:

   Total interest paid                                                                          $6,300            $3,000


      Noncash transaction:

               As of December 30, 1999, the Company issued 10,000,000 shares valued at $125,000 for 40% of the net operating profit of certain retail operations of GetMore Wireless.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can indentify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results.

Overview

As a result of the decline of oil prices in 1998 and 1999, the Company's operating revenues decreased substantially, which had a very negative impact on the Company's attempt to generate additional financing. During this period, we began searching for other business opportunities. During and after the quarter ended December 31, 1999, we have attracted additional funding to reduce our debts and enter into agreement with BroadCom Wireless Communications Corporation of Oklahoma City, Oklahoma ("BroadCom"), on November 1, 1999, that we believe has transformed us into a wireless Internet and telecommunication company. While we still have oil and gas assets, they now constitute a minor portion of our operations.

As a result of the BroadCom contract, our operational focus shifted to the telecommunications industry. We effected a change of our name to BroadBAND Wireless International Corporation on February 10, 2000, to reflect this new focus.

Our only asset to utilize in negotiations with new entities has been our common stock. The issuance of our common stock is therefore involved in virtually all of the transactions we have effected, or are in the process of effecting, as disclosed herein. The price of our common stock has risen dramatically during the quarter ended December 31, 1999 and thereafter. This rising price has allowed us to issue lesser quantities of shares to offer agreed upon contract values. However, consideration of the lower prices at which our stock was previously trading, as low as $0.05 on October 1, 1999, is essential to understand the quantities of shares of our common stock which we have issued to various entities, including BroadCom.

Material Agreements and Stock Issuances

The majority of our activities occurring during and after the quarter ended December 31, 1999, involves our relationship with BroadCom, which formally began with our comprehensive November 1, 1999 Agreement in Principle and Letter of Understanding. One of the first transactions involving BroadCom was our November 1, 1999-sale of 4.4 million shares of our common stock to it for $55,000 cash.

BroadCom had also agreed to convey to us oil and gas mineral leasehold interest(s) and pipeline assets in Larue County, Kentucky, worth at least $2 million in exchange for 13 million shares. We also held another 5 million shares of our common stock in escrow pending BroadCom's tender of valid title to leases comprising approximately 4300 acres. Terms of this transaction were modified when BroadCom agreed to substitute gas and oil assets located in Wyoming or elsewhere worth a minimum of $4 million. As BroadCom agreed to effect the transfer to us of assets now worth twice that originally agreed, we released the remaining 5 million shares to BroadCom or its designee.

GetMore Communications

We acquired from BroadCom 40% of the net profits received from GetMore Communications' retail outlet operations in exchange for 10 million shares issued to BroadCom. GetMore Communications of Oklahoma City, Oklahoma, which is a licensed authorized dealer for VoiceStream Wireless cellular telephones and pagers. GetMore Communications is also one of only two (2) factory authorized Nokia repair centers in the United States. On December 30, 1999, we received the 40% interest in the net profits of the retail operations owned and operated by GetMore Communications and released from escrow the 10,000,000 shares.

GetMore Communications was founded in June 1998 as GKD, Inc. It now has ten retail locations in Oklahoma, Kansas, and Texas, and hopes to establish up to 17 more before December 31, 2000. GetMore Communications sells cellular telephone service contracts as a licensed dealer and agent for VoiceStream Wireless, a cellular telephone service provider. Each store engages in retail sales of cellular telephones and accessories and a variety of pagers and paging services.

GetMore Communications faces substantial competitors in the wireless service business, including for example, AT&T, Southwestern Bell, Sprint, Nextel
Communications, all of which have greater financial, communication infrastructure and marketing resources than GetMore Communications. We face competition from other VoiceStream dealers as well as other retail dealers and wireless service providers. Other mobile communications providers exist within the geographic area serviced, and a variety of other sales channels.

Global Access New Millenium, Inc.

In exchange for 10 million shares of our common stock, BroadCom transferred us the right to receive one-third of the net profits Global Access New Millenium, Inc. realizes in its joint venture with iTell, Inc. As Global Access and iTell are equal equity partners in this joint venture, we effectively receive one-sixth (1/6) of the joint ventures net profits. Global Access serves as an agent buying and selling approximately 30 million minutes of international voice and data telecommunications transmissions to qualified licensed telecommunications carriers, or "214 carriers."

At present, this Global Access-iTell joint venture is not generating revenue because its current 214 carrier is requiring payment of switch and line deposits totaling $465,000. Considering current financing commitments Global Access has received and those which our officers are independently involved with, we are comfortable that by March 1, 2000, such deposits will be paid. We expect monthly revenues from this joint venture to begin within sixty (60) days after the deposits are paid.

The international voice and data telecommunications industry is renown for the prevalence of contract amendments and terminations. This transition between contracts is due to delays in securing nationwide termination of voice and data transmissions in Mexico and to rapidly changing rates in the industry from carrier to carrier and area to area. Most contracts pertaining to this industry are drafted with very short termination rate and change clauses. Accordingly, since December 1999, the Global Access joint venture has been party to several different contracts for the purchase of more than 10 million minutes per month to Mexico.

Internet Wireless Service Network Development Plans

We intend to develop an Internet Wireless Service network throughout the Continental United States. This network is planned to comprise various branch locations with each possessing a transmitting tower. We hope to develop this network with the assistance of possibly more than one technical partner, including GetMore Telcom, LLC or Global Access.

In connection with these intentions, on November 1, 1999, we obtained a 50% interest in GetMore Telcom, LLC from BroadCom in exchange for 10 million shares of our common stock, which we currently hold in escrow. The first stage of this triangular transaction requires BroadCom to provide GetMore Telcom with initial financing of $2.3 million which is budgeted to finance the development of the first three (3) locations. The shares of our common stock held in escrow for BroadCom will be released only upon BroadCom's funding of the first stage. In the event additional GetMore Telcom sites are funded by BroadCom, we have agreed to issue additional shares to BroadCom.

Competition throughout the telecommunication industry for increased bandwidth and connectivity is fierce. Hundreds of large and small telecommunication companies share GetMore's vision of developing a national wireless system. GetMore's long term viability rests with its ability to partner with high technology companies to provide the newest and most reliable technologies and upon its ability to secure adequate funding to overcome the costly entry barriers involved in this technologically driven industry.

Tryco International, Inc.

We entered an agreement with Global Access on January 21, 2000, to acquire a 1/ 3 interest in Tryco International, Inc. This acquisition is subject to Global Access' 100% acquisition of Tryco for $8.5 million. Global Access hopes to effect a private placement, which, if successful, will finance Global Access's 100% acquisition of Tryco. Of the $8.5 million purchase price, $3.5 million is scheduled to be tendered in cash, with the remaining $5 million payable in Global Access' equity.

Pursuant to our contract to acquire the 33.3% of Tryco, in January 2000, BroadCom on our behalf paid $50,000 to Global Access, which Global Access used to pay fees incurred in preparing its private placement documentation. In the event, Global Access is successful in this private placement, which cannot be assured, it has agreed to contribute to us $2.5 million in exchange for 2.5 million restricted shares of our common stock. In the event we receive this $2.5 million from Global Access, we have agreed to utilize Global Access' services in building three sites of our intended Internet Wireless Service network, as described above, and provide to Global Access 50% of net profit realized by such three unidentified sites.

Tryco is a 22 year old company with offices in the United States, Afghanistan, Croatia and Saudi Arabia. The firm is currently providing services to the Defense Logistics Agency of the United States Government to supply emergency equipment to all branches of the United States Armed Forces worldwide. Tryco's Saudi office supplies and installs radio systems and serves both U.S. and Saudi clients, including, among others; the Royal Palaces in Jeddah and Riyadh, the Central Bank, the five major hospitals in Saudi Arabia, the national Power Company (SCECO).

Over the last five years, Tryco has supplied and installed communications towers, VHF repeaters, and a complete six channel TV station with 1000 MMDS receivers for the United States Air Force. Tryco also provides INMARSAT and cellular telephone services to the United States, French and British Forces in the Kingdom of Saudi Arabia.

Tryco Development in Afghanistan

Tryco has entered into a joint venture with the Afghan Ministry of Communication whereby Tryco acquired 49% of the newly created Afghan Telephone Company. Under the terms of this agreement, Tryco serves as the JV's Managing Partner and represents Afghanistan with signature authorities to negotiate directly with INTELSAT, EUTELSAT, and the International Telecommunication Union.

Tryco has the ongoing responsibility for the establishment and operational management of a country wide communications network.

Tryco is also engaged in the installation and operation of Telecommunications Satellite Earth Stations in the Middle East and Central Asia, with forty new earth stations being currently negotiated. Tryco is contractually responsible for the development of a private telecommunications network utilizing 2800 existing facilities throughout Europe.

Substantial political risk surrounds Tryco's Afghanistan joint venture. Tryco believes the joint venture involvement of the Afghan Ministry of Communication will assist in minimizing this risk. Even though these personal relationships are critical to the success of the venture, as a prudent precaution, Tryco will attempt to obtain political risk insurance coverage in the London Markets. However, Tryco may not be able to secure any insurance for this political risk, or if it does obtain some type of insurance, such may not effectively protect Tryco from all potential liabilities resulting from political problems which may occur at any time in Afghanistan.

The Afghan project is being developed by Tryco utilizing a newly developed system configuration from Cisco Systems. Tryco intends to protect against installation and deployment difficulties by utilizing its in-house engineers in conjunction with Cisco engineers who have agreed to provide technical assistance on this project.

Line of Credit from Cisco Systems

BroadCom has successfully negotiated on our behalf with Cisco Systems, Inc. (Nasdaq: CSCO) for the extension of a credit facility in the amount of $1.6 Million. We intend to utilize this credit in conjunction with our joint venture with Getmore TelCom for the purchase of equipment for the installation, implementation and operation of High-Speed Wireless Internet Networks in Tulsa and Oklahoma City, Oklahoma. In consideration for the arrangement of this credit facility, BroadCom is entitled to receive 5,000,000 restricted shares of our common stock.

Liquidity and Working Capital

During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during that period, the Company decided to discontinue those operations and pursue other forms of business. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company's assets as of March 31, 1999 were $162,712, and its total liabilities were $132,185 of which $100,000 is a convertible debt. On September 30, 1999, we had assets of $158,246 and its total liabilities of $136,335 compared to December 31, 1999 assets of $334,217 and total liabilities of $162,712.

We sold 4,400,000 shares of common stock for $55,000 to BroadCom in November 1999, and loaned a portion of such funds, $46,000, on short term basis to Signature Motorcars, Inc. This loan, which was unsecured and an oral obligation, was repaid in one lump sum in January 2000 with $1,000 interest. We intended to use these monies to reduce and retire all or the majority of our debt obligations. Subsequent to repayment of this short-term Signature loan, we repaid a $30,000 note on an oil and gas lease located in south Texas plus accrued interest of approximately $6,300 and repaid approximately $13,000 of advances made to us by our president, Ivan Webb. The balance of the funds were allocated for general administrative overhead.

Management expects the agreement with BroadCom to provide additional working capital to build the Company and move into a viable operating entity. There is no assurance that BroadCom will be successful in its efforts to raise adequate working capital to properly fund the project(s) it plans to vend into the Company.

On February 8, 2000, we received $300,000 from Gene Stipe, a resident of Oklahoma, in exchange for a convertible debenture bearing 12% interest and due on February 8, 2001. This debenture is convertible into our common stock at a price equal to 65% of the per share closing market price of the common stock on February 4, 2000 which was $2.94.

Results of Operations

Our net losses from discontinued oil and gas operations continued during the quarter ended December 31, 1999. The Company had nominal $1,996 revenues from oil and gas activities for the three months ended December 31, 1999, and $3,258 for the same period in 1998. The decline in revenues was attributable to certain properties being sold and also a decline in oil prices. These oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations.

Operating expenses were also nominal during the quarters ending December 31, 1999 and 1998. The current period had expenditures of $58,008, whereas the same period of 1998 had expenditures of $7,114. The increased expenses during the quarter were related to the preparation and implementation of the BroadCom Agreement. These expenses were funded through the sale of our common stock. Total expenditures for the previous quarter ended September 30, 1999, were $26,789. Total expenditures for the nine months ended December 31, 1999 were $36,750 compared to $23,870 a year ago. The increase in expenses is related to legal, accounting, auditing and general administration services in connection with the preparation of our SEC filings.

Our net loss from operations is $9,723 and $43,339 for the three and nine months ended December 31, 1999 respectively, compared to $7,252 and $21,363 for the three and nine months ended December 31, 1998, respectively. Per share data was for all periods reported is less than one cent per share.

                           PART II - OTHER INFORMATION

ITEM 2.           USE OF PROCEEDS

During and subsequent to the quarter ended December 31, 1999, other than the issuances to BroadCom as described in Part I, Item 2 above, we issued the following shares without registration as follows:


Shareholder                Amount of Shares          Date of Issuance           Consideration
-----------                ----------------          ----------------           -------------


Wolas Family Trust                175,000            10/25/99                   $2,187.50 Interest

Susie Hare                        100,000            11/03/99                   Services valued at $1,125.00

Soetta Schuman                    50,000             11/03/99                   Services valued at $625.00

William R. Miertschin            600,000             11/05/99                   Services valued at$7,500.00

Moonstar Enterprises               300,000           11/05/99                   Services valued at $3,750.00

Tango Oil Company                  550,000           11/05/99                   Services valued at $6,875.00

Frank Spangler                     25,000            11/06/99                   Services valued at $312.50

Karen Lee                          75,000            11/06/99                   Services valued at $937.50

Ben Botello                        150,000           11/22/99                   Debt renewal services valued at
                                                                                $1,875.00

Robin Ziek                         15,000            11/22/99                   Legal services valued  at $187.50


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 8, 2000, our shareholders, at a special meeting, voted to change our name to BroadBAND Wireless International Corporation. Holders of 44,994,436 shares of our common stock, or 63.06% of the 71,356,537 shares outstanding, voted to amend our articles of incorporation to reflect this new name. The effective date of the name change was on February 16, 2000, when our stock symbol also changed from "BGOC" to "BBAN."

ITEM 5.           OTHER INFORMATION

Security Ownership of Certain Beneficial Owners and Management

As of February 21, 2000, we had 100 million shares authorized for issuance, while 71,356,537 shares were outstanding. This figure does not include 15 million being held in escrow pending release per the November 1, 1999 agreement with BroadCom.

The following is certain information regarding the Company's common stock as of February 18, 2000, with respect to security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock and security ownership of management.



Name and Address                    Number of                                                  Percent
Title of Class                      of Beneficial Owner               Shares Owned             of Class
--------------                      -------------------               ------------             --------
Common Stock                        Ivan Webb                          1,052,676(1)          0.015%
$0.0125 Par Value                   901West 6th Street
                                    Cisco, Texas  76437

Common Stock                        Gifford A. Dieterle                 177,200             0.003 %





$0.0125 Par Value                   76 Beaver Street
                            New York, New York 10005

Common Stock                        Howard Siegel                               75,000             0.001%
$0.0125 Par Value                   14760 Memorial Drive
                                    Houston, Texas 77079

Common Stock                        Ronald L. Baker                            500,000             0.007%
$0.0125 Par Value                   6801 Southwestern
                                    Oklahoma City, OK 73139

Common Stock                        Elizabeth Webb                            1,052,676(2)         0.004%
$0.0125 Par Value                   901West 6th Street
                                    Cisco, Texas  76437

Common Stock                        Linda G. Sanders                            25,000             0.0003%
$0.0125 Par Value                   1203 Dorchester Court
                                    Oklahoma City, OK 73099

Common Stock                        Herbert Wolas                             8,000,000(4)          11.2%
$0.0125 Par Value                   1875 Century Park East, Ste 600
                          Los Angeles, California 90067

All directors and officers as a group (6 persons)                             1,829.876           2.5838%

Common Stock                        BroadCom Wireless

$0.0125 Par Value                   Communication Corp.                     33,582,000(3)        47.4188%
                                    4151 NW 23rd St.
                                    Oklahoma City, OK 73107

(1) Includes 300,000 shares held by Elizabeth Webb, Ivan Webb's wife. Mr. Webb disclaims beneficial ownership of these shares.

(2) Includes 752,676 shares held by Ivan Webb, Elizabeth Webb's husband. Ms. Webb disclaims beneficial ownership of these shares.

(3) BroadCom has an additional 15,000,000 shares issued in its name held in escrow pending release per the agreement entered into with the Company on November 1, 1999. The issuance of such shares would increase BroadCom's ownership to 48,582,000, or 68.6% of that outstanding.

(4) Includes 6,240,000 shares issuable at any time upon conversion of debt.

Change in Control

On November 1, 1999, the Company entered into an agreement, subject to both the Company and other parties meeting certain requirements, which would cause the issuance of a total of 48,000,000 shares of restricted common stock thereby causing a change in control of the Company to occur. As of February 18, 2000, pursuant only to the provisions of the November 1, 1999 agreement, the Company had issued and released 33,000,000 shares out of the total 48,000,000 shares to BroadCom. In addition to shares issued pursuant to this agreement, BroadCom was also issued 6.4 million shares in exchange for two cash investments totaling $80,000. BroadCom now owns over 47% of our common stock, and if the escrowed shares are released, it will own 68% of our common stock. The officers of BroadCom Wireless Communications Corporation are: President, Chief Executive Officer and Director, Tony (M.L.) Braxton, Fort Worth, Texas; Vice-President & Director, Fred Webah, Beverly Hills, California, Secretary-Treasurer, Director, Gary Hardin, Dallas, Texas, Director, Earnest Owens, Fort Worth, Texas.

Prior to November 1, 1999, no single entity, or group of related entities, had control over more than 10% of our common stock.

Convertible Debt  and Outstanding Warrants

The Company entered into a convertible debt agreement with Wolas Family Trust on September 22, 1997 on $100,000. As of February 18, 2000, $50,000 of this debt has been converted to equity through the issuance of 4,000,000 shares of the Company's common stock. The balance of the debt is anticipated to also be converted to equity which will require the issuance of an additional 4,000,000 shares.

The Company has warrants outstanding and if exercised would require the Company to issue 1,500,000 shares of its common stock. The term of these warrants is 1,000,000 shares with an exercise price of $0.25 on or before September 22, 2003 and 500,000 shares with an exercise price of $0.05 on or before December 31, 2001. No other warrants are outstanding.

Commitment to Grant Stock Options to Officers, Directors, Key Employees and Consultants

On December 31, 1999, the Company approved the grant of options to purchase a total of 12,500,000 shares of common stock to certain of its officers, directors, key employees and consultants. We intend to register with the Securities and Exchange Commission such options on Form S-8 under the Securities Act of 1933, as amended, before the close of our fiscal year on March 31, 2000. While we have not yet formalized a stock option plan, we have outlined its terms to include an exercise price equal to the closing bid (or last trade) price on December 1, 1999 and an exercise period ending on December 1, 2001.

Increase in Outstanding Shares and Dilution to Existing Shareholders

On October 1, 1999 the Company had 25,569,977 shares issued and outstanding out of its 100,000,000 shares authorized. At the end of the quarter (December 31, 1999) the Company had 44,009,977 shares issued and outstanding. As of February 21, 2000 the Company has issued and outstanding 71,356,537 shares not including the balance of the shares (15,000,000 shares) issued and held in escrow pending release per the November 1, 1999 agreement with BroadCom.

The increase in shares from 25,569,977 shares on October 1, 1999 to 71,356,537 represents that the October 1, 1999 shareholders now retain approximately 35.83% of the Company as of February 21, 2000 as a result of the issuance of 45,786,560 shares for the BroadCom acquisition, stock for services, conversion of debt to equity and stock to pay interest on the Wolas convertible debt.

Additional dilution is expected to occur upon release of the 15 million shares to BroadCom, when the balance of the convertible debt is converted to equity (requires the issuance of an additional 4,000,000 shares), the issuance of up to 12,500,000 shares for pursuant to stock option grants plus any new shares issued for new acquisitions will further dilute the original shareholders of the Company that held stock prior to October 1, 1999.

It is anticipated that the Company will increase the authorized shares at or before the next annual meeting from 100,000,000 to 250,000,000 shares.

                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Broadband Wireless International Corporation

                         --------------------------------
                         By: Ivan Webb, President, Chief Executive Officer,
                       Principal Accounting Officer, Principal Financial Officer

                                                    INDEX TO EXHIBITS

Exhibit
No.           Page No.          Description

4             17            Convertible Subordinated Non-dilutable Debenture
                            Agreement dated February 8, 2001 with Gene Stipe

10(i)         20            Agreement in Principle and Letter of Understanding,
                            dated November 1, 1999,  with BroadCom

10(ii)        23


27                          Financial Data Schedule