Form 10KSB
period 2000-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2000-07-17
CIK 12388

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR FISCAL YEAR ENDED MARCH 31, 2000

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 0-08507

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                          75-1441442
                   ------                          ----------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                                  1301 AVENUE M
                               CISCO, TEXAS 76437
                                   ----------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (254) 442-3968
                                   ----------
                         (REGISTRANT'S TELEPHONE NUMBER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

           TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------       -----------------------------------------

          COMMON STOCK, $0.0125                       NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [ ] NO [X]

INDICATE BY CHECK MARK IF THERE IS NO DISCLOSURE CONTAINED HEREIN OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

THE REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $9,163.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $0.0125 PAR VALUE, HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JULY 10, 2000 WAS $44,662,161 BASED ON THE CLOSING BID PRICE OF $0.62 PER SHARE ON THAT DATE AS REPORTED BY THE OTC BULLETIN BOARD. AS OF JULY 10, 2000, 97,206,537 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.0125 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [ ] NO [X]

THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:  NONE

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                   FORM 10-KSB
                    For the Fiscal Year Ended March 31, 2000

                                TABLE OF CONTENTS

Part I.

Item 1.        Description of Business.............................................................    2
Item 2.        Description of Property.............................................................   12
Item 3.        Legal Proceedings...................................................................   13
Item 4.        Submission of Matters to a Vote of Security Holders.................................   14

Part II.

Item 5.        Market for Common Equity and Related Stockholder Matters............................   14
Item 6.        Management's Discussion and Analysis or Plan of Operation...........................   16
Item 7.        Financial Statements................................................................   17
Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial
               Disclosure..........................................................................   17

Part III.

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act...................................................   17
Item 10.       Executive Compensation..............................................................   19
Item 11.       Security Ownership of Certain Beneficial Owners and Management.....................    19
Item 12.       Certain Relationships and Related Transactions......................................   20
Item 13.       Exhibits and Reports on Form 8-K....................................................   21

Signatures     ....................................................................................   23

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, we direct your attention to Item 1. Description of Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and
Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         Broadband Wireless International Corporation (the "Company") was organized under the laws of the State of Nevada under the name Black Giant Oil Company on July 23, 1973. Although the Company was formed originally for the general purpose of engaging in exploration for oil and gas, the Company had very limited activity from 1986 to 1997 and, for all intents and purposes, was a dormant "public shell," i.e., a company that is publicly traded but has no operations.

         In August 1997 a group of stockholders initiated a funding campaign in an attempt to revive operations. The Company successfully raised $95,000 through the issuance of 4,750,000 shares of common stock, and another $100,000 through the issuance of convertible debt.

         During the fiscal year ended March 31, 1998 the Company was involved in drilling wells, acquiring producing and non-producing leases, and completing wells. Declining oil prices caused most of the leases acquired to become either marginal or non-economic. As a result of the decline of oil prices in 1998 and 1999, the Company's operating revenues decreased substantially, which had a very negative impact on the Company's attempt to generate additional financing to continue operations. During this period, the Company began searching for other business opportunities, and solicited merger partners who might be interested in acquiring a "public shell."

         In November 1999, the Company executed an Agreement in Principle and Letter of Understanding ("Letter of Understanding") with Broadcom Wireless Communications Corporation ("Broadcom"), the culmination of months of negotiations with an individual named Donald L. Knight ("Knight"). Pursuant to the Letter of Understanding, the Company essentially agreed to be acquired by Broadcom, inasmuch as Broadcom would be the controlling shareholder of the Company upon the consummation of the stock issuances described in the Letter of Understanding. Except for the issuance of 4.4 million shares of common stock for $55,000 cash, each of the other stock issuances described in the Letter of Understanding, totaling an aggregate 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock, or had the rights to acquire such assets. Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately cancelled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom under the Letter of Understanding, for which the Company reported, in previous filings with the Securities and Exchange Commission (the "SEC"), the receipt of various assets and contract rights. See "-The Background of Broadcom's Acquisition Efforts-The Letter of Understanding." Immediately after the stock issuances, Broadcom owned of record approximately 64% of the outstanding common stock of the Company, and, until May 2000, exerted control of the Company.

         In April 2000, the Company received a subpoena from the Oklahoma Department of Securities that requested, inter alia, the production of all documents in the possession of the Company relating to transactions with Broadcom, as well as the underlying transaction giving rise to the Broadcom stock issuances. Shortly thereafter, the Company directed its outside counsel to conduct an internal investigation into all matters surrounding the attempted acquisition of control of the Company by Broadcom, Knight and others affiliated with them (as defined elsewhere herein, the "Broadcom Group"). As a result of the investigation to date, the Company believes that, not only was it the subject of a scheme by the Broadcom Group to acquire control of a public company, but that the Broadcom Group acted as statutory underwriters in connection with the resale of the securities acquired by them from the Company, all of which, if true, constitute violations of federal and state securities laws, as more fully described below. See ""-The Background of Broadcom's Acquisition Efforts-Acquisitions of Common Stock from Webb and-Resales of Securities from the Broadcom Group."

         As of the date of this Report, the Company has no significant assets, other than certain oil and gas properties comprising the discontinued oil and gas operations of the Company, and significant liabilities. See "Item 2. Description of Properties." Without immediate outside funding, the Company will be unable to implement the shift of its business focus to telecommunications, as described in its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999. Although the Company is attempting to implement this shift in business focus, primarily due to the reliance of shareholders who may have acquired common stock of the Company based on press releases and SEC filings disclosing the change in the Company's business, the Company currently has no cash flow from operations and, in fact, has been able to operate since May 2000 only because of advances made by Ivan Webb, the President of the Company, totaling approximately $422,250 as of the date of this Report.

         As part of the effort to implement the shift in business focus reported on June 24, 2000, the Board of Directors formed a special Advisory Committee to assist the Board of Directors in strategic business planning and identification of business opportunities that could provide shareholder value. The Company also hired a telecommunications consultant to independently evaluate the business opportunities presented. On July 2, 2000, the Company executed a letter of intent with Jarvis Entertainment Group, Inc. (the "Jarvis Group") to form a joint venture limited liability company (the "Jarvis Joint Venture") for the purpose of deploying broadband wireless connectivity. The proposed joint venture, which is subject to the execution of definitive joint venture agreements, has an initial capitalization of approximately $1.35 million, $450,000 of which is to be contributed by the Jarvis Group in cash and equipment upon the execution of the definitive joint venture agreements, with the remaining $900,000 to be contributed by the Company in two tranches upon the successful completion of agreed joint venture milestones. On July 10, 2000, Mr. Webb wrote a letter to the Advisory Committee advising it of (i) his inability to further fund the operations of the Company, (ii) his intention to resign as President and a director of the Company no later than August 1, 2000, (iii) the necessity of identifying a qualified replacement chief executive officer, replacement directors to occupy the vacancies created by Mr. Webb's resignation and the anticipated resignation of the sole remaining director, Howard Siegel, and (iv) the necessity of obtaining immediate funding for the Company, including funding for the Company's portion of the Jarvis Joint Venture funding. Steven R. Cox, a member of the Advisory Committee, has indicated to the Company his willingness to replace Mr. Webb as President and Chief Executive Officer of the Company, subject to negotiation of a compensation package, as well as the availability of directors' and officers' insurance and the obtaining of funding sufficient to adequately capitalize the Company during this strategic planning phase.

         As a result of the internal investigation begun after receiving notice of ongoing regulatory investigations, the Company has instituted legal proceedings against various individuals, and, as stated above, is exploring its options with respect to the agreements it entered into with the Broadcom Group. However, unless immediate outside financing is obtained by the Company, it likely will be unable to pursue any or all of the pending or contemplated actions. See "Item 6. Management's Discussion and Analysis or Plan of Operation." The Company believes, however, that each of its pending actions is meritorious and, if pursued to conclusion, would result in the recovery of potentially significant judgments. However, collectibility of any judgment obtained cannot be assured. A description of the events giving rise to such proceedings is, at least in part, a description of the events surrounding the Broadcom Group's efforts to acquire control of the Company, and the transactions effected by them subsequent to such acquisition of control, and, accordingly, is described in greater detail below.

BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS

         In or about July 1999, the Company was introduced to Knight by a businessman who was acquainted with the President of the Company. Knight, who was looking for a public shell to acquire, represented that he had significant assets to bring into the Company that would enhance current shareholder value and revive the Company. Between July 1999 and November 1999 Knight made several proposals to the Company that involved various assets to be brought into the Company in connection with a reverse merger. The first of such proposals was made in August 1999, when Knight proposed that he acquire control of the Company through the purchase of 32,000,000 shares of the Company's common stock for $20,000 and the contribution to the Company of certain Kentucky gas properties with a purported value in excess of $1,000,000 (the "Kentucky Gas Properties"). At the time of these discussions, the price of the Company's common stock, which was only very thinly traded, if at all, hovered around $.02 per share. Based on the results of the engineering report provided, Mr. Webb rejected the proposal.

         While merger negotiations continued, Knight acquired 2,000,000 shares of the Company's common stock through a stock purchase made directly from the Company for a cash payment of $25,000, representing a purchase price per share of $.0125. The shares were actually issued 100,000 shares to Knight and 1,900,000 shares to Black Giant Resources, Inc. ("Black Giant Resources), an Oklahoma corporation believed by the Company to be owned by Knight and two other individuals named Don Dickson ("Dickson") and Curtis Wilson ("Wilson"). On September

11, 1999, an agreement was signed between the Company and Black Giant Resources, pursuant to which Black Giant Resources would acquire an additional 58,000,000 shares of the Company's common stock in exchange for 100% of the common stock and assets of American Capital Corporation, a Nevada corporation, and 100% of the common stock and assets of Mercury Insurance & Surety, Ltd., a St. Kitts, B.W.I. corporation.

         Shortly after execution of such agreement, the parties mutually agreed that such agreement should be rescinded, and the parties continued their discussions relating to various assets that might be contributed to the Company. On October 14, 1999, Knight sent a memo to Mr. Webb in which he proposed contributing a 50% interest in the Kentucky Gas Properties in exchange for 38,000,000 shares of the Company's common stock. The memorandum indicated that Knight now wanted to put this single asset into the Company as a first step, with other assets to follow. In a memorandum sent by Knight to the Company two days later, he indicated that in addition to the Kentucky Gas Properties, he also had some hotel property that he would like to bring into the Company. These proposals were rejected by the Company, and in mid October, 1999, Mr. Webb sent a letter to Knight indicating that unless a mutually acceptable merger agreement was in place soon, the September 11, 1999 agreement would be considered null and void. At that time, Mr. Webb advised Knight that the Company was not interested in the Kentucky Gas Properties unless Knight could show that he had funding in place to complete the projects associated with the properties. Later in the month, Mr. Webb sent a letter to Knight indicating that he had yet to receive any documentation on Knight's funding, and admonished Knight that the "deals" had to be "real" before the parties could move forward; Mr. Webb then extended the deadline for Mr. Knight to provide the documentation requested.

THE LETTER OF UNDERSTANDING

         On November 1, 1999, the Letter of Understanding was executed, but between the Company and a company called Broadcom Wireless Communications Corporation ("Broadcom"), rather than Black Giant Resources. Broadcom is an Oklahoma corporation incorporated on October 22, 1999, and is believed by the Company to be owned by Knight, Dickson and Wilson.

         The Letter of Understanding described certain issuances of stock that would be made in connection with cash payments by Broadcom or the contribution by it of various assets or contract rights to the Company. Except for the issuance of 4.4 million shares of common stock for $55,000 cash, each of the other stock issuances described in the Letter of Understanding, totaling an aggregate 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock, or had the rights to acquire such assets. The assets or contract rights to be contributed by Broadcom to the Company included the following:

         o a 50% interest in mineral leases covering 4,300 acres in Larue County, Kentucky, in exchange for 5,000,000 shares of the Company's common stock. The leases were represented to have 9 recently drilled, but uncompleted gas wells. An additional 13,000,000 shares were to be issued and held in escrow upon completion of the wells if it were shown that the wells could substantiate a value of $2,000,000.

         o a 40% interest in GetMore Wireless, a retail seller of wireless cellular telephones and pagers represented to have at least 3 locations in Oklahoma, in exchange for 10,000,000 shares of the Company's common stock. At the time, Broadcom claimed to have a letter of intent with GetMore Wireless and Ron Baker & Associates to acquire the 40% interest. The shares were to be released when Broadcom delivered to the Company an executed contract showing that the interest in GetMore Wireless had been fully paid.

         o a 50% interest in GetMore Communications, a newly formed corporation with plans to provide wireless internet access across the United States, in exchange for 10,000,000 shares of the Company's common stock. Broadcom represented that it had a letter of intent to acquire the 50% interest in GetMore Communications in exchange for providing funding to such company for transmitting towers. The shares were to be held in escrow pending a definitive agreement between Broadcom and GetMore Communications, and Broadcom meeting the funding requirements associated with the venture. The shares were to be released incrementally as each site was funded.

         o Broadcom's rights in a contract (the "Broadcom/Global Access Agreement") it purported to have with Global Access ("Global Access") for the sale of long distance minutes to Mexico, in exchange for 10,000,000 shares of the Company's common stock. The documents Broadcom provided to the Company indicated that it had an agreement with Global Access, a Wyoming corporation owned and controlled by Tommy K. Hill ("Hill"), for a one-third interest in the net profits attributable to Global Access' interest in a joint venture between it and iTell, Inc. ("iTell"), a Delaware corporation owned and controlled by Sergio Ado ("Ado"). The Global Access/iTell agreement was to provide long distance service to a Mexican carrier under a two-year contract. The Broadcom/Global Access Agreement, which purported to provide a revenue source of not less than $140,000 per month, apparently was conditioned on Broadcom furnishing, or funding the acquisition of, certain telecommunications switches.

         Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately cancelled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom under the Letter of Understanding, for which the Company reported, in previous filings with the SEC, the receipt of various assets and contract rights. As explained in greater detail below, the Company currently is exploring its options with respect to the Broadcom Group regarding the transactions that were the subject of the Letter of Understanding.

         The Kentucky Gas Properties Transaction

         Subsequent to the execution of the Letter of Understanding, Mr. Webb rejected the Kentucky Gas Properties as a suitable asset to be contributed to the Company in exchange for shares, inasmuch as Broadcom could not convey clear title to the properties. Accordingly, on December 30, 1999, the Company, Broadcom, and Broadband Wireless Communications Corporation(1) ("BroadBand Wireless-Oklahoma"), entered into an agreement (the "Modification Agreement") modifying the Letter of Understanding and indicating that the Kentucky Gas Properties no longer were a part of the agreement. On June 30, 2000, the Company formally cancelled the issuance of the 5,000,000 shares that had been issued in connection with this transaction and that had been held in escrow since their issuance.

         Under the Letter of Understanding, an additional 13,000,000 shares were issued and held in escrow for release to Broadcom if, upon completion of the wells attributable to the Kentucky Gas Properties, the wells had a value of $2,000,000. Since the Kentucky Gas Properties were no longer a part of the agreement, Broadcom negotiated with the Company to substitute other assets in order that it might receive the 13,000,000 shares held in escrow. On January 20, 2000, BroadBand Wireless-Oklahoma entered into an agreement with Global Access New Millennium, Inc. ("GANMI") "to effectuate the purchase, by Black Giant Oil Company [referring to the Company] ... of [a one-third equity interest in the] shares, interest and equity of Tryco, Inc. ["Tryco"] currently held by Global Access New Millennium, Inc." Under the convoluted terms of the agreement, Broadband Wireless-Oklahoma was to pay GANMI $50,000 within 30 days, which funds were to be used to pay the expenses of yet another party, First Diversified Financial Services ("FDFS"), the placement agent for a $25 million private placement offering to be conducted by GANMI. Although the Company was not a signatory to the agreement, the agreement also provided that the Company was to immediately wire-transfer $10,000 to FDFS, which was to serve as a deposit for GANMI's private placement fees, with an additional $90,000 to be paid to FDFS no later than January 28, 2000. Finally, the agreement provided for the issuance to GANMI of the Company's convertible debenture in the amount of $2,500,000. On January 24, 2000, the 13,000,000 shares previously issued and held in escrow for the Kentucky Gas Properties were released to Broadcom, in consideration for the Tryco deal ostensibly brought to the Company by Broadcom.

         It now appears that at the time the January 20 agreement was executed between Broadband Wireless-Oklahoma and GANMI to acquire the one-third interest in Tryco, GANMI did not own Tryco, as was represented in


---------------------------
(1) BroadBand Wireless Communications Corporation is an Oklahoma corporation that was incorporated on January 3, 2000, after the date that it purportedly executed the Modification Agreement. The Modification Agreement makes clear that BroadBand Wireless-Oklahoma, which the Company believes is owned by Knight, Dickson and Wilson, was formed to be the assignee of Broadcom's contract rights under the Letter of Understanding.

the January 20 agreement. In fact, the Company discovered subsequently that GANMI did not even enter into a contract to acquire Tryco until February 1, 2000. To the Company's knowledge, GANMI has never consummated its acquisition agreement with Tryco and, thus, Tryco has never been conveyed to the Company.

         The GetMore Wireless Transaction

         On November 24, 1999 Broadcom entered into an agreement (the "GetMore Wireless Agreement") with Ron Baker ("Baker") and Gary Duke ("Duke"), the principals of GetMore Wireless, that memorialized the letter of intent referenced in the Letter of Understanding regarding Broadcom's acquisition of a 40% interest in GetMore Wireless. The GetMore Wireless Agreement provided that Broadcom was to assign to Baker and Duke 1,000,000 shares of the Company's common stock in exchange for the 40% interest in the retail store operations. In addition, Broadcom was to pay to Baker and Duke a total of $200,000 in four installments of $25,000 each beginning December 15, 1999 and ending March 15, 2000. Broadcom was also to fund additional stores at the rate of $50,000 per store and was to place $800,000 in escrow by January 17, 2000 to cover the funding obligation. On December 28, 1999, an assignment was executed pursuant to which Broadcom's rights in the GetMore Wireless Agreement was assigned to the Company. The assignment acknowledged the transfer from Broadcom to Baker and Duke of the 1,000,000 shares of common stock required under the GetMore Wireless Agreement and the partial payment of the money due under the agreement. However, the assignment reflected it was not intended to act as a release of any of the other funding obligations of Broadcom under the agreement.

         On December 30, 1999, the 10,000,000 shares from escrow previously issued and held in escrow for the GetMore Wireless transaction were released to Broadcom based upon its stated acquisition of the 40% interest and assignment of such interest to the Company. Later, on March 3, 2000, Baker and Duke executed an assignment transferring to Broadcom the remaining 60% interest in the GetMore Wireless retail operation in exchange for 2,000,000 shares of the Company's common stock. On the same day, Broadcom assigned to the Company, in exchange for 5,000,000 shares of the Company's common stock, the 60% interest that it had purportedly just acquired from Baker and Duke. On June 30, 2000, Duke and Baker filed an action against Broadcom alleging that Broadcom breached the contract and committed fraud in connection with the November 24, 1999 agreement between Broadcom, Baker and Duke. Accordingly, the Company currently is exploring its options regarding Broadcom's March 3, 1999 assignment of the GetMore Wireless operations to the Company, as well as its options with respect to Duke.

         The GetMore Communications Transaction

         Also on November 24, 1999, Broadcom entered into another agreement with Baker and Duke (the "GetMore Communications Agreement") relating to the GetMore Communications wireless internet venture referenced in the Letter of Understanding. This agreement provided that Broadcom was to receive a 50% interest in a joint venture between Broadcom and a Baker/Duke entity formed to deploy wireless internet services. In consideration of the 50% interest, Broadcom was committed to provide the joint venture with $2,000,000 in funding, which was to be placed in escrow no later than January 17, 2000. Because of Baker's actions, as described in "-Litigation Against Baker and Aarow Environmental Group, Inc.," on June 30, 2000, the Company formally cancelled the issuance of the 10,000,000 shares that had been issued in connection with this transaction and that had been held in escrow since their issuance.

         The Global Access Transaction

         Pursuant to the December 30, 1999 Modification Agreement, Broadcom is stated to have fulfilled its obligations under the Broadcom/Global Access Agreement with cash and other consideration, rather than providing the switches as contemplated in the original agreement. Based upon that representation, the Company agreed to release the 10,000,000 shares held in escrow and further agreed to issue an additional 5,000,000 shares to Broadcom if it were successful in also acquiring the switches and obtaining an increased participation in the revenues generated by the contracts of no less than an additional $140,000 per month. The 10,000,000 shares relating to the conveyance of the Global Access joint venture interest were released from escrow on or about January 11, 2000, after the Company received an assignment signed by Hill indicating that Broadcom had satisfied its performance obligations under the agreement. However, contrary to the representations made to the Company, that appears not to have been the case. On March 6, 2000, Broadcom and Global Access entered into yet another agreement that made reference to previous agreements between the parties dated, variously, October 22, 1999, January 5, 2000 and January 7, 2000, concerning the assignment of one-third of the profits of 28,000,000 minutes to Mexico. The March 6 agreement indicated that Broadcom had yet to fund Global Access in that it called for the payment by Broadcom of no less than $250,000 to activate the network. When the Company became aware of this new agreement, Mr. Webb, on or about March 13, 2000, advanced the Company $150,000 of his personal funds which were sent to iTell, Global Access' joint venture partner, for the purpose of activating the network so that the promised revenue stream could commence. Additionally, Mr. Webb arranged for another party to advance $50,000 to iTell. Knight also promised to send iTell an additional $100,000 at the request of Mr. Webb (which were funds actually owed by Broadcom to Mr. Webb). Subsequently, iTell advised the Company that the funds sent by the Company had not been used by the joint venture to activate the network, but, instead, had been kept by Ado as the cash portion of the consideration due for its acquisition of iTell. See "-iTell Acquisition." The Company has never received any revenues from its interest in the Broadcom/Global Access Agreement.

ACQUISITIONS OF COMMON STOCK FROM WEBB

         As a part of Broadcom's attempt to gain control of the Company, Knight negotiated with Mr. Webb to buy not only his shares in the Company but as many of the other outstanding shares as possible. Accordingly, between September 11, 1999 and December 29, 1999, Black Giant Resouces or Broadcom entered into three different stock purchase agreements with Mr. Webb and another stockholder to acquire their shares. Only the final agreement was actually consummated as to Mr. Webb's shares, resulting in the purchase by Broadcom of 1,000,000 shares at a purchase price of $.15 per share. Subsequently, Mr. Webb sold another 1,000,000 shares to Black Giant Resources or Broadcom at $.35 per share and 300,000 shares for $1.00 per share,(2) for an aggregate sale by Mr. Webb of 2,300,000 shares (the "Webb Shares").

         Inasmuch as the shares of common stock owned by Mr. Webb, an affiliate of the Company, were sold by him in private transactions, all of the Webb Shares were "restricted securities," as such term is defined in paragraph (a)(3) of Rule 144 under the Securities Act ("Rule 144") and, accordingly, could only be resold publicly pursuant to registration of such securities under the Securities Act or, alternatively, pursuant to the provisions of Rule 144. Pursuant to Rule 144(k), the requirements of Rule 144 do not apply to restricted securities sold "for the account of a person who is not an affiliate of the issuer at the time of the sale and has not been an affiliate during the preceding three months, provided a period of at least two years has elapsed since the later of the date the securities were acquired from the issuer or from an affiliate of the issuer.' Accordingly, had Mr. Webb not been an affiliate of the Company for at least a 90-day period preceding the sale of his shares to Broadcom/Black Giant Resouces, such shares would not have come within the definition of "restricted securities,"(3) which was not the case.

         In spite of the status of the Webb Shares as restricted securities, Broadcom, Black Giant Resouces and BroadBand Wireless-Oklahoma (together with their affiliates, including Knight, Dickson and Wilson, collectively, the "Broadcom Group") resold to the public all of the Webb Shares, in apparent violation of the registration provisions of the Securities Act. In making such sales, the Broadcom Group made written representations to the purchasers that the shares would become freely tradable within a very short period of time after the sale, typically within 90 days. It is the Company's understanding, from discussions with many of these purchasers, that they were told the securities purchased would become "free-trading" within 90 days of Mr. Webb's departure from the Company, when he would no longer be considered an affiliate under Rule
144. However, as discussed above, the provisions of Rule 144(k) do not apply to one who purchases the securities of a person who is an affiliate at the time of the sale. Since the Webb Shares were sold to Broadcom and then resold by Broadcom to third parties, Rule 144(k) could not apply. Accordingly, the Company believes that such purchasers were misled by the Broadcom Group in connection with their purchases of the Webb Shares.

RESALES OF SECURITIES BY THE BROADCOM GROUP

         In addition to the resales of the Webb Shares, the Broadcom Group immediately resold large amounts of the common stock received by it pursuant to the Letter of Understanding and otherwise. In fact, of the 61,400,000


-------------------------
(2) Of such 1,300,000 shares, Mr. Webb only received payment for 1,000,000 shares. Broadcom has never paid for the remaining 300,000 shares.
(3) All of the Webb Shares had been held by Mr. Webb for more than two years preceding the sale.

shares actually received by the Broadcom Group pursuant to the Letter of Understanding or in connection with other issuances by the Company, at July 10, 2000, the Broadcom Group held of record only 18,129,617 shares, excluding shares held in the individual names of various Broadcom Group affiliates. The Company believes that sales of these securities were made to numerous individuals, in apparent violation of the registration provisions of the Securities Act, and that the Broadcom Group acted as statutory "underwriters" in connection with the distribution of such securities. Moreover, the Company believes that many of these purchasers, whose shares were not part of the Webb Shares but were redistributions of securities acquired directly from the Company, were told in writing by the Broadcom Group that their shares would be "freely tradable" within a 90-day window from their purchase, similar to the representations made by the Broadcom Group to the purchasers of the Webb Shares. In fact, all of the securities acquired directly from the Company by the Broadcom Group were "restricted securities"(4) and, as such, could not be sold without registration or compliance with the exemptive requirements of the Securities Act, such as Rule 144. The Company also believes that there are many shareholders who purchased the Company's common stock from Broadcom, who have not received their shares. Many of these purchasers believed that they were acquiring their shares directly from the Company and that the funds were being deposited with the Company, when such was not the case.

THE S-8 REGISTRATION

         In April 2000, the Company filed a registration statement on Form S-8, ostensibly registering an aggregate of 8,000,000 shares issuable in connection with the Company's 2000 Stock Option Plan. In fact, the Company now believes that, among other things, (i) the substantial majority of the 7,250,000 shares issued pursuant to the Form S-8 filing (the "S-8 Shares"), much of which has been publicly resold, have not been registered under Section 5(a) of the Securities Act and that it was unlawful to sell such shares in interstate commerce; and (ii) many of the persons who received and sold the S-8 Shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8.

         The Company believes that the issuance of many of the S-8 Shares fits squarely within the kind of abuses of the use of Form S-8 highlighted by the SEC in Release No. 33-7646 (the "Release"). In the Release, the SEC pointed out that some issuers and promoters have misused Form S-8 as a means to distribute securities to the public without the protections of registration under Section 5 of the Securities Act. For example, an issuer might register on Form S-8 securities nominally offered and sold to employees or, more commonly, to so-called "consultants." These persons then resell the securities in the public markets, at the direction of the issuer or a promoter. In some cases, the consultants or employees perform limited or no additional services for the issuer. The consultants or employees then either remit to the issuer the proceeds from these resales, or apply those proceeds to pay expenses of the issuer that are not related to any service provided by the consultants or employees. The Release makes clear that, in such situations, registration of the shares on Form S-8 does not accomplish Section 5 registration of these public sales:

         The transaction that takes place (a capital-raising transaction with the public) is a different transaction from the transaction registered on Form S-8 (a compensatory transaction with employees, including consultants). Although the issuer purports to sell securities to employees, the securities instead are sold to the public. The "employees" act as conduits by selling the securities to the public and distributing the proceeds (or their economic benefit) to the issuer. This public sale of securities by the issuer has not been registered, although the Securities Act requires registration. The failure to register this sale of securities deprives public investors of the protections afforded by the Securities Act.(5)

         In the case of the Company's S-8, certain of the "consultants" who received S-8 Shares immediately distributed them to persons believed by the Company to have purchased restricted securities from the Broadcom Group, but who had been promised "free-trading" shares. As stated above, many of these purchasers contacted the


--------------------------
(4) Excluding shares issued to individual members of the Broadcom Group under the Company's registration statement on Form S-8, filed in April 2000, which the Company believes to have been part of a scheme to evade the registration requirements of the Securities Act. See "-The S-8 Registration."
(5) Registration of Securities on Form S-8, Securities Act Release No. 33-7646, [1999 Transfer Binder] Fed. Sec. L. Rep. (CCH) Section 86,116 (Feb. 25, 1999).

Company to demand the receipt of their "free-trading" shares, indicating that they had been told by the Broadcom Group that the securities purchased would become "free-trading" within 90 days of Mr. Webb's departure from the Company, when he would no longer be considered an affiliate under Rule 144. However, as previously discussed, the provisions of Rule 144(k) do not apply to one who purchases the securities of a person who is an affiliate at the time of the sale. The Broadcom Group has stated to the Company that it relied on the representations of Mr. Webb in making such promises and, although Mr. Webb has stated that he made no such representations to the Broadcom Group, he has informed the Company that he participated in the preparation of the S-8 registration in the belief that it was necessary to protect the purchasers of the Webb Shares, who were told that they would receive freely tradable shares within 90 days of Mr. Webb's departure from the Company. It was only subsequent to the S-8 registration that Mr. Webb discovered that there were far more of the S-8 Shares that were redistributed than there were Webb Shares, and it is the Company's belief that the Broadcom Group utilized the S-8 registration as a conduit to get freely tradable shares of the Company's common stock into the hands of persons to whom they had sold shares bearing a legend restricting transferability. As discussed previously (see "-Resales of Securities by the Broadcom Group," above), the Company believes that many of the purchasers whose shares were redistributions of securities acquired by the Broadcom Group directly from the Company were told by the Broadcom Group that their shares would be "freely tradable" within a 90-day window from their purchase, when in fact all of the securities acquired directly from the Company by the Broadcom Group were "restricted securities" and, as such, could not be sold without registration or compliance with the exemptive requirements of the Securities Act, such as Rule 144.

OTHER TRANSACTIONS AND EVENTS SUBSEQUENT TO DECEMBER 31, 1999

SUPPORT24

         On February 25, 2000, Baker was named President of the Company. Contemporaneous with such appointment, Baker executed an agreement with Support24 and its shareholders to acquire 100% of Support24 in exchange for the issuance of 700,000 shares of the Company's common stock and the issuance of $500,000.00 worth of the Company's debentures to be sold by Support24, which was to retain 80% of the proceeds. Baker issued a press release announcing the acquisition on February 29, 2000. Baker issued a second press release referring to the 100% acquisition of Support24 on March 3, 2000. However, in a letter to the Company dated April 28, 2000 from Steve Zabel of Support24, Mr. Zabel declared the February 25, 2000 agreement for the acquisition of Support24 null and void for failure of the Company to issue the 700,000 shares or provide the $400,000 in working capital contemplated in the parties' agreement. Thus, although the Company issued Broadcom 5,000,000 shares on March 17, 2000 in connection with Broadcom's role in bringing the acquisition to the Company, the shares were cancelled on April 7, 2000.

CISCO LINE OF CREDIT

         In March 2000, BroadCom was issued 5,000,000 shares of common stock for its role in negotiating a $1.6 million line of credit for the Company with Cisco Systems, Inc. (Nasdaq: CSCO). The Company intended to utilize the line of credit in connection with the Getmore Communications transaction, for the purchase of equipment for the installation, implementation and operation of high-speed wireless internet networks.

LITIGATION AGAINST BAKER AND AAROW ENVIRONMENTAL GROUP, INC.

         On March 20, 2000, Baker tendered his resignation as President of the Company. In the letter of resignation, Mr. Baker specifically stated that he was not resigning his position as a director of the Company or as its Chief Operating Officer. Approximately six weeks later, on May 3, 2000, Mr. Baker tendered his resignation as a member of the Board of Directors of the Company, as well as from all other offices he held with the Company. In the interim, on May 1, 2000, Aarow Environmental Group, Inc. ("Aarow") announced the acquisition of Global Wireless Technologies, Inc. an Oklahoma corporation of which Baker was the President and controlling stockholder. As a result of the acquisition, Baker became the President of Aarow, a publicly held company, as well as its largest stockholder. In connection with the acquisition, Aarow announced that its new subsidiary, renamed "aaro Broadband Wireless Communications Corporation," would focus its efforts on fixed wireless broadband communications services throughout the central, western and southwestern United States. Aarow also announced that its national headquarters was in the Oklahoma Tower, 210 Park Ave, Suite 2100, Oklahoma City, OK 73102, which was the location of office space that Baker had leased while President of and on behalf of the Company.

         On May 24, 2000, the Company filed a petition in Oklahoma County, Oklahoma against Baker and Aarow. The petition, which seeks injunctive relief and asserts claims for conversion, fraud and misrepresentations, seeks damages in excess of $10,000.

iTELL ACQUISITION

         On March 1, 2000, Hill, as President of the International Division of the Company, entered into a Letter of Agreement with Ado to acquire 100% of iTell, the joint venture partner of Global Access. See "-The Letter of Understanding-The Global Access Transaction." The purchase price for iTell was 2,000,000 shares of the Company's common stock and $200,000 in cash, the final portion of which iTELL acknowledged receipt on March 27, 2000. The Company additionally agreed to assist in securing financing for iTELL's operations by providing up to 10,000,000 shares of the Company's common stock for use as collateral in securing project financing. In connection with the transaction, the Company issued 1,000,000 shares of its common stock to Global Access and 1,000,000 shares of common stock to Broadcom.

         In the Form 8-K reporting the iTell acquisition, the Company reported, based on information provided by Hill, that:

         "iTELL is an international telecommunications carrier with current assets totaling $2,860,000 consisting of carrier deposits and cash in bank; iTELL has fixed assets of $12,654,016 with debt service of $2,999,254. Fixed assets include, but not limited to, hardware telecommunications switches 60 Hudson, New York, NY, earth stations, teleports in Malaga, Spain, vehicles, an ocean going vessel, and residential and commercial real property, located in the United States, Spain, Venezuela. In addition, iTELL has various accounts receivable, some of which are delinquent, which are not reflected in the previous figures.

         iTELL has domestic and international carrier contracts with eight individual carriers, the value of which are now being established by independent auditors, which are to be reported in subsequent filings. iTELL has fully executed and operational contracts with four wholesale providers of telecommunications services. These one year renewable contracts represent the transmission of a total of 212,000,000 minutes per month of voice and data traffic being originated from within the United States with termination within all of Mexico. Currently, 68,000,000 minutes have been activated with facilities now on order to complete the network necessary to carry the balance of the contracted traffic. This contractual obligation with rated and credit worthy companies represent a total estimated gross monthly revenue to iTELL of $17,384,000. Projected net monthly income is $2,120,000, contingent upon actual network usage and percentages of completions realized in network connectivity as well as other operational variables."

         None of the representations made by Hill in the 8-K could be substantiated by the Company. Commencing in May 2000, in preparation for the Company's 10-KSB, the Company began pressing for documentation of the information reported in the 8-K, as well as in several press releases. The due diligence request sought information in nine major categories and ninety-three subcategories. Major areas of due diligence information requested: (1) corporate records; (2) general information; (3) legal and financial; (4) property; (5) management and employees; (6) litigation; (7) insurance; (8) legal matters and filings; and (9) miscellaneous information. Although the Company sent its counsel to the offices of iTell on May 31, 2000 to obtain the requested documentation, Ado (who on May 10, 2000 had become a director of Broadband), refused to release any documentation.

         The failure to provide the requested documentation made it impossible to verify the veracity of the statements made regarding iTell. Hill, who had negotiated the iTell acquisition agreement on behalf of the Company, and, in fact, had received (through Global Access, the company owned by him) 1,000,000 shares of common stock in connection with the transaction, had repeatedly assured the Company that the necessary documentation was forthcoming, and specifically, that an audit of iTell , which was necessary to supplement the 8-K disclosure of the acquisition, was in progress.

         After being informed of Ado's refusal to provide the requested documentation, Mr. Webb called a special meeting of the Board of Directors, which was held on June 6, 2000. During that meeting, Hill and Ado resigned from the Board. On June 7, 2000, Ado delivered a memorandum outlining the conditions necessary "for the inclusion of iTell as a wholloy owned subsidiary of BBAN." The memorandum was a clear indication that Ado had repudiated the March 1 agreement and that iTell's position was that it was not a wholly owned subsidiary of the Company. Mr. Webb subsequently sent a letter to Hill and Ado concerning the repudiation of the acquisition and advising them that a stop transfer had been placed on the securities issued to them in connection with the transaction and demanding the immediate return of the shares. The Company has since filed suit against Hill, Ado and iTell, seeking to recover the monies paid in connection with the transaction, the return of the shares and for damages caused to the Company.

ACQUISITION OF JARVIS ENTERTAINMENT GROUP, INC.

         On April 4, 2000, Broadcom, in a letter signed by Knight, entered into a letter of intent with the Jarvis Group in which he stated that as the largest shareholder of the Company he intended to facilitate the Company's purchase of the Jarvis Group. Based on the representations of Knight regarding the Jarvis Group, two days later, on April 6, 2000 a letter of intent was entered into between the Company and the Jarvis Group to acquire 100% of the Jarvis Group in exchange for $50,000,000 worth of the Company's restricted stock and cash or cash equivalents of $5,000,000, 500,000 shares of the Company's common stock, which would be registered, and 5,000,000 shares of restricted stock which was to be used for funding purposes. On April 7, 2000, Knight sent a letter to the Jarvis Group which stated that the Company had agreed to register 500,000 shares in an S-8 registration so that John Jarvis, the President of the Jarvis Group, would have free trading shares, and that Broadcom would, if necessary, exchange 500,000 of its own free trading shares for any shares Jarvis might receive from the Company in connection with the transaction. Knight later signed an agreement with the Jarvis Group on behalf of Black Giant Resources, in which Black Giant Resources agreed to provide the Jarvis Group with an agreement ratified by the Company for the purchase of the Jarvis Group by May 2, 2000. In the agreement between Black Giant Resoureces and the Jarvis Group, the Jarvis Group agreed to sell its assets for 500,000 non-restricted shares of the Company's common stock, the payment of $1,000,000 in cash within 45 days of the stock issuance and cash of $35,000,000 within 18 months, payable in quarterly increments of no less than $5,000,000. An agreement with the Jarvis Group has never been consummated under the terms of the April 6 letter of intent, and the Company has determined not to proceed with the proposed transaction under the terms outlined in such letter of intent.

         On June 9, 2000, the Company and the Jarvis Group entered into an "Expression of Mutual Interest," pursuant to which the Company expressed its desire to continue discussions with the Jarvis Group regarding an ultimate merger or other similar transaction, but stating that any such transaction would be subject to the completion of satisfactory due diligence, the receipt by the Company of an opinion of an independent financial advisor that any merger consideration is fair to the shareholders of the Company, and the negotiation and execution of definitive transaction documents. The Expression of Mutual Interest also indicated the Company's interest in pursuing a joint venture with the Jarvis Group for the purpose of deploying wireless connectivity in up to three cities. On July 2, 2000, the Company and the Jarvis Group executed another letter of intent with respect to the proposed joint venture. See "-General Overview."

INTERNAL INVESTIGATION

         As previously stated, the Company's outside counsel, at the direction of the Board of Directors, has been conducting an internal investigation since May 2000. Such counsel was charged to examine all transactions by the Company since the execution of the Letter of Understanding, and to identify possible violations of law by the Company and/or others. As a result of counsel's interim findings, the Company has instituted legal proceedings against various individuals and entities, and expects to institute additional legal proceedings against other parties upon the conclusion of its investigation, which is expected to occur in the near future. In addition to the litigation previously reported by the Company or disclosed above, the Company has been advised that various current and former officers, directors and 10% stockholders may have liability under Section 16(b) of the Exchange Act, which imposes liability on officers and directors of an issuer for short-swing trading in equity securities if the issuer has a class of equity securities registered under Section 12 of the Exchange Act, and on the beneficial owner of 10 percent or more of a class of equity securities registered by such an issuer under Section 12. Section 16(b) is designed to permit the corporation or a security holder bringing an action upon behalf of the corporation to recover for the benefit of the corporation short-swing profits arising from the purchase and sale or sale and purchase by insiders within any six-month period of equity securities of the company. Liability under the statute is absolute and without regard to intent. Among the persons who are believed to have liability to the Company for technical violations of Section 16(b) is Ivan Webb, who acquired 675,000 shares of common stock on August 19, 1999 as officers' and directors' compensation (see "Item 10. Executive Compensation"), and sold 1,000,000 shares of common stock to Broadcom on January 26, 2000. The difference between the sale price of $.15 per share and the deemed purchase price of $.02 per share, an aggregate $87,750, has been disgorged to the Company by Mr. Webb through the set-off of amounts otherwise payable to him by the Company. See "Item 12. Certain Transactions." The Company is currently reviewing all transactions in the Company's common stock by the Company's current and former officers and directors, as well as 10% stockholders, to determine if other violations of
Section 16(b) have occurred.

         In addition, the Company believes that trading in its common stock was the subject of a market manipulation scheme, a part of which at least involved the improper disclosure of inside information. The Company has become aware that an individual or individuals were posting information on an Internet bulletin board (the "poster" or the "posters") making references to anticipated news releases and disclosing what was thought would be included in those press releases prior to the actual press release being made public. For example, in early February one poster sent a message on a Friday evening stating "News should of come pout [sic] today, but with the amount of activity it was not necessary, look for Monday about noonish to pump stock higher." The following Monday, in the late morning, the Company issued a news release. Later, in April 2000 another poster released information relating to the office space in Dallas the Company had plans to occupy, prior to the Company disclosing that information to the public. There were numerous other messages on the Internet message board from these posters and others making predictions and representations some of which became true and others of which were misleading. The Company believes that these posts were intended to manipulate the market and create artificial demand for the Company's securities. Further, as a result of the Company's internal investigation it believes that another individual conspired with a group of brokers to artificially inflate the trading price of the Company's securities.

STATUS OF THE COMPANY AT JULY 14, 2000

         As a result of the events described above, the Company believes that it has been severely damaged, as well as its stockholders. Although the Company has instituted legal proceedings against various individuals and entities, no assurance can be made as to the amount of any recovery ultimately realized by the Company. The Company needs immediate outside funding to survive. Alternatively, it will seek to enter into a business combination with one or more as yet privately held businesses. Management believes that, because of its large shareholder base, the Company could still be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public.

         The Company believes that the recently formed Advisory Committee has rendered, and will continue to render, invaluable assistance to the Board of Directors in strategic business planning and identification of business opportunities that could provide shareholder value.

EMPLOYEES

         As of the date of this Report, the Company has no paid employees. In June 2000, the Company engaged the services of a technology consultant to assist it in reviewing various business opportunities and developing a strategic business plan.

ITEM 2. DESCRIPTION OF PROPERTY

PRINCIPAL OFFICES

         The Company currently is headquartered in facilities located in Cisco, Texas, which are personally leased by Mr. Webb and for which he pays all lease payments without reimbursement. The Company is not obligated to pay the lease payments regarding such facility.

OKLAHOMA OFFICES

         After entering into the Letter of Understanding with the Broadcom Group, a Company office was opened in Oklahoma City from which the Broadcom Group operated. Shortly after the resignation of Baker and discovery of the on-going regulatory inquiries, the Company notified Broadcom to cease any operations on behalf of the Company from the Oklahoma City office, discharged certain officers of the Company installed at the insistence of the Broadcom Group and consolidated operations in the original Cisco, Texas location.

         On March 3, 2000 Baker signed a lease and a sublease agreement for office space in the Oklahoma Tower located in Oklahoma City, Oklahoma. Baker later executed an amendment to the lease agreement on April 5, 2000. These agreements (the "Leases") bound the company to a 10-year lease obligation for the space covered by the Leases and an associated liability of in excess of $1.8 million over the term of the Leases. Subsequent to Baker's resignation from the Company and the beginning of his new Aarow venture, the Company successfully negotiated a release with the landlord of the premises from the obligations associated with the Leases and further obtained $81,384.90 from Aarow in connection with that release.

TEXAS FACILITY

         On April 20, 2000, the Company announced finalization of arrangements to occupy office space in Dallas, Texas, where it intended to establish a new headquarters beginning May 1, 2000. The Company, however, never occupied the space. The date the Company was to begin occupying the space was the same date Baker announced his new venture. See "Item 1. Description of Business-"Other Transactions and Events Subsequent to December 31, 1999-Litigation Against Baker and Aarow Environmental Group, Inc.." Thereafter it was determined that it would not be in the best interest of the Company to occupy the space at that time, and the Company did not renew its lease for the space.

PROPERTIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

         The following is a description of each of the properties owned by the Company but that are associated with the Company's discontinued operations as of March 31, 2000:

         Mobil Fee #4 - The Company has a .06% working interest in a deep gas well located in Duval County, Texas.

         Troell Leases - On October 17, 1997 the Company entered into an agreement to acquire 50% working interest in an oil and gas lease in Atascosa County, Texas for $58,000 in cash plus 136,000 shares of the Company's common stock. The Company acquired the remaining 50% working interest in this lease in February, 2000.

         Spires Lease - On October 20, 1997 the Company entered into an agreement to acquire 40% working interest in oil and gas wells in Nolan County, Texas for $15,000 plus 250,000 shares of common stock and the settlement of certain account payables related to the lease. The Company acquired the remaining 60% working interest in this lease in February, 2000.

         The February, 2000 Troell and Spires working interests were acquired through the transfer of 20,000 shares of the Company's Common Stock.

ITEM 3. LEGAL PROCEEDINGS

         On June 22, 2000, the SEC issued an order directing a private investigation of the Company involving potential violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. The Company has been producing documents in response to the SEC's subpoena and is cooperating with the investigation. The Company cannot estimate the extent of penalties, if any, the SEC may seek to impose if it determines from its investigation to take action against the Company.

         On April 13, 2000, the Company received an administrative subpoena from the Oklahoma Department of Securities ("ODS") in connection with an ongoing investigation of the Company, however, the ODS has not advised the Company of the scope of its investigation. The Company has been informed by the ODS that the Company and

Ivan W. Webb are not currently targets of its investigation. However, there can be no assurance that the Company or Mr. Webb will not become a target of the investigation in the future.

         On May 31, 2000, Aarow filed a petition in the District Court of Oklahoma County State of Oklahoma naming the Company, Broadband Wireless Communications, Inc., Broadcom Wireless Corporation and Cisco Systems, Inc. as parties to an interpleader suit in which Aarow tendered certain computer equipment in its possession to the court to make a determination of who has the right to the equipment. Aarow seeks the recovery for its costs and fees incurred in connection with the suit; no money damages are sought.

         On June 13, 2000, Frank L. Klaus, Jr., filed a petition in the District Court of Oklahoma County State of Oklahoma against the Company, Broadcom Wireless Communications Corporation, Black Giant Resources Corporation, Don Knight and Ivan Webb. The petition alleges fraud and misrepresentations, breach of contract and various violations of the Oklahoma Securities Act. The petition seeks damages in excess of $10,000 plus exemplary damages, attorney fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 8, 2000, a special meeting of the Board of Directors was duly held, at which there was present a quorum of the Board of Directors with representation of a majority of the shares of the Company, to amend Article I of the Articles of Incorporation and change the name of the Company from Black Giant Oil Company to BroadBand Wireless International Corporation. At the special meeting there were present, either by proxy or in person, 44,994,436 shares of the 71,356,537 shares of the Company's outstanding Common Stock and all 44,994,436 shares present adopted the amendment to Article I of the Articles of Incorporation. The shareholders of the Company that were not present by proxy or in person were not given notice of the special meeting.

         On February 29, 2000, a special meeting of the Board of Directors was duly held, at which there was present a quorum of the Board of Directors with representation of a majority of the shares of the Company, to amend Article IV of the Articles of Incorporation to provide that the Company shall have the authority to issue an aggregate of 250,000,000 shares of Common Stock having a par value of $0.0125 per share and 25,000,000 shares of Preferred Stock having a par value of $0.10 per share. At the special meeting there were present, either by proxy or in person, 40,484,707 shares of the 71,356,537 shares of the Company's outstanding Common Stock and all 40,484,707 shares present adopted the amendment to Article IV of the Articles of Incorporation. The shareholders of the Company that were not present by proxy or in person were not given notice of the special meeting.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2000, the Company's common stock was traded on the OTC Bulletin Board under the ticker symbol BBAN.

NUMBER OF STOCKHOLDERS

         The number of beneficial holders of record of the common stock of the Company as of the close of business on July 10, 2000, was approximately 2,100.

DIVIDEND POLICY

         To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term.

RECENT SALES OF UNREGISTERED SECURITIES

         The following sets forth certain information regarding recent sales of the Company's securities, which were not registered under the Securities Act.

                                            AMOUNT OF         DATE OF
        SHAREHOLDER                          SHARES           ISSUANCE               CONSIDERATION
        -----------                          ------           --------               -------------
William R. Miertschin                         711,000          5/03/99      Services valued at $8,887

Oklahoma Energy Partners                    1,200,000          5/03/99      Acquisition of assets valued at $48,000

Glen Deitiker                                 200,000          5/03/99      Private placement for $5,000

Edgar Campbell                                 50,000          5/03/99      Private placement for $1,250

Ivan W. Webb                                  675,000          8/19/99      Services valued at $13,500

Elizabeth Webb                                150,000          8/19/99      Services valued at $3,000

Amber G. Smith                                 60,000          8/19/99      Services valued at $1,200

Karen Lee                                      11,500          8/19/99      Services valued at $230

Richard M. Hewitt                              75,000          8/19/99      Services valued at $1,500

Gifford Dieterle                               75,000          8/19/99      Services valued at $1,500

Osage Hills Energy Company                    100,000          8/31/99      Private placement for $10,000

Black Giant Resources, Inc.                 2,000,000         10/13/99      Private placement for $25,000

Broadcom Wireless Communications           52,400,000         11/06/99      Acquisitions valued at $655,000(1)
Corporation

Wolas Family Limited Partnership            2,610,000          1/05/00      Conversion of debt and interest valued
                                                                            at $32,625

Wolas Family Limited Partnership            1,200,000          1/25/00      Conversion of debt valued at $15,000

Wolas Family Limited Partnership              536,560          2/02/00      Conversion of debt and interest valued
                                                                            at $6,707

Broadcom Wireless Communications           15,000,000          3/18/00      Acquisitions valued at $30,000,000 (2)
Corporation

ASF, Ltd.                                   2,000,000          4/08/00      Acquisition of iTell (3)

Englands Tea & Coffee Exchange, Ltd.        1,000,000          4/08/00      Acquisition of iTell (3)

Global Access New Millenium, Inc.           1,000,000          4/08/00      Acquisition of iTell (3)

Tommy K. Hill, as nominee                  10,000,000          4/08/00      Collateral for financings (3)(4)

Stephen M. Grosberg                           500,000          4/11/00      Exercise of warrants valued at $25,000

Tommy K. Hill, as nominee                  30,000,000          5/12/00      Collateral for financings (3)(5)

                                            AMOUNT OF         DATE OF
        SHAREHOLDER                          SHARES           ISSUANCE               CONSIDERATION
        -----------                          ------           --------               -------------
Wolas Family Limited Partnership            4,100,000          6/30/00      Conversion of debt valued at $51,250

----------

(1) 15,000,000 of the 53,400,000 shares were being held in escrow by the Company and have recently been cancelled, for the reason that the transactions pursuant to which Broadcom was to receive such shares as consideration were never consummated.

(2) 5,000,000 of the 15,000,000 shares were cancelled by the Company, for the reason that the transactions pursuant to which Broadcom was to receive such shares as consideration were never consummated.

(3)      The value associated with these shares was not stated.

(4) All 10,000,000 shares were cancelled by the Company, for the reason that new shares were subsequently issued as collateral for financings.

(5) All 30,000,000 shares were cancelled by the Company, for the reason that it was no longer necessary for the Company to use these shares as collateral for financing purposes.

         No sales commissions were paid in connection with the above stock issuances. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. However, the Company believes that certain of the above holders may have acted as statutory underwriters in connection with the public distribution of the shares acquired by them. See "Item 1. Description of Business-Background of Broadcom's Acquisition Efforts- Resales of Securities by the Broadcom Group."

         From February 2000 through April 2000, the Company sold an aggregate of $700,000 of its 12% one-year convertible debentures to a total of 21 persons. The Company planned to use 80% of the proceeds from the convertible debentures for purposes relating to the proposed operations of GetMore Communications. However, of the $700,000 in debentures sold, only $450,000 were deposited into the Company's bank account. The Company believes that the remaining proceeds, $250,000, were deposited in accounts controlled by the Broadcom Group. Moreover, the Company never realized the benefits of the majority of the monies it did receive, inasmuch as the Company believes such monies inured to the benefit of Aarow, the company to which Baker moved the Company's wireless operations. See "Item 1. Description of Business-"Other Transactions and Events Subsequent to December 31, 1999-Litigation Against Baker and Aarow Environmental Group, Inc.."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         During the fiscal year the Company did not realize revenues of any significance. To date, none of the transactions underlying the Letter of Understanding, or the other transactions brought to the Company by the Broadcom Group, have resulted in any revenues to the Company. Moreover, the Company has significant liabilities and no significant assets, other than (i) its investments in certain ventures the ultimate value of which is speculative and uncertain, and (ii) the oil and gas properties comprising the discontinued oil and gas operations of the Company. See "Item 1-Description of Business" and "Item 2. Description of Properties."

         During the fiscal year ended March 31, 2000, the Company sold an aggregate of $700,000 of its 12% one-year convertible debentures to a total of 21 persons. However, of the $700,000 in debentures sold, only $450,000 was deposited into the Company's bank account. The Company believes that the remaining proceeds, $250,000, were deposited in accounts controlled by the Broadcom Group. Other than the $80,000 received from the sale of its stock to Broadcom and Black Giant Rescources, the Company received no other funds from the sale of its common stock during the year. Although the Broadcom Group sold significant amounts of the shares of the Company's common stock acquired from the Company in connection with the transactions described in "Item 1. Description of Business," none of the proceeds of such sales were received by the Company.

         Unless the Company obtains immediate outside funding, the Company will be unable to implement the shift of its business focus to telecommunications, as described in its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999. Although the Company is attempting to implement this shift in business focus, primarily due to the reliance of shareholders who may have acquired common stock of the Company based on press releases and SEC filings disclosing the change in the Company's business, the Company currently has no cash flow from operations and has been able to operate since May 2000 only by virtue of advances made by its President, Ivan Webb (which advances totaled approximately $510,000 for the period from March 2000 through the date of this Report). However, Mr. Webb has advised the Company of his inability to further fund the operations of the Company. See "Item 1. Description of Business-General Overview."

YEAR 2000 ISSUE

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 issue. Subsequent to entering the year 2000, the Company has tested its key computer systems and to date, it has not encountered any material Y2K related disruptions or failures of its systems or services, nor has it been notified of any disruptions or failures in the systems of any of its third parties with whom it deals. The Company believes that all of its software and computer equipment is year 2000 compliant and that this issue will not pose any significant operational problems for it.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are incorporated by reference from pages F-1 through F-15 of the attached Appendix, and include the following:

         Financial Statements of Broadband Wireless International Corporation

                  (1) Reports of Independent Auditors

                  (2) Balance Sheets as of March 31, 2000 and 1999

                  (3) Statements of Operations for Years Ended March 31, 2000
                      and 1999

                  (4) Statements of Changes in Stockholders' Equity for Years
                      Ended March 31, 2000 and 1999

                  (5) Statements of Cash Flows for Years Ended March 31, 2000
                      and 1999

                  (6) Notes to Financial Statements for Years Ended March 31,
                      2000 and 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 28, 2000, the Company's Board of Directors approved the engagement of the accounting firm of Clyde Bailey, P.C. as its independent certifying accountants for the Company's fiscal year ending March 31, 2000 to replace the accounting firm of Jackson & Rhodes, P.C., who resigned on June 24, 2000. Jackson & Rhodes' reports on the financial statements of the Company for the past two fiscal years ended March 31, 1999 and March 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim periods subsequent to the Company's fiscal year ended March 31, 1999, there have been no disagreements with Jackson & Rhodes on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events as defined in
Item 304 (a) (1) (iv) of Regulation S-B.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following information is furnished for each person who serves as an executive officer or director of the Company as of July 10, 2000. The Board of Directors currently consists of two members, although the Company intends to increase the size of the Board in the near future. On May 10, 2000, the Board of Directors of the Company approved, accepted and adopted First Amended and Restated Bylaws (the "Amended Bylaws") which provide for three classes of directors serving staggered three-year terms, with each class to be as nearly equal in number as possible. The term of office for the Class 1 directors will expire at the 2001 annual meeting of stockholders. The term of office for the Class 2 directors will expire at the 2002 annual meeting of stockholders. The term of office for the Class 3 directors will expire at the 2003 annual meeting of stockholders. At each annual meeting of stockholders following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election or until their death, resignation or removal from office. The executive officers of the Company hold office until their successors are chosen and qualified by the Board of Directors or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers, other than between Ivan W. Webb and Elizabeth Webb, who are husband and wife. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

                     NAME                        AGE                       POSITION
Ivan W. Webb.................................     49     President, Chief Executive Officer and Director
Elizabeth Webb...............................     51     Secretary and Treasurer
Howard Siegel................................     57     Director

         Ivan W. Webb has been a director of the Company since 1973 and has been President of the Company since 1979. Mr. Webb was elected to the office of Chief Executive Officer on May 10, 2000. Mr. Webb has extensive experience in the oil and gas industry. He is currently Chief Financial Officer of Ness Energy International, Inc. Mr. Webb received his Bachelor of Business Degree in Business Administration from Tarleton State University (Texas A&M Branch) in 1978.

         Howard Siegel has been a director of the Company since 1999. Mr. Siegel is a practicing attorney in Houston, Texas, and serves as a director of Golden Triangle Industries, Inc. Mr. Siegel was formerly an attorney for The Superior Oil Company, of Houston, Texas. He previously served as Vice President, General Counsel, and a director of Tenneco Inc. Federal Credit Union and also previously served as a director of Signature Motorcars, Inc. From July 1974 to August 1989, Mr. Siegel was employed as an attorney with the law firm of Bracewell & Patterson of Houston, Texas and from August 1989, until January, 1991, he was employed with the law firm of Hurt, Richardson, Garner, Todd & Cadenhead of Atlanta, Georgia. Mr. Siegel received his Bachelor of Business Administration Degree from the University of Oklahoma in 1966. He received a Doctor of Jurisprudence Degree from St. Mary's University School of Law in 1969.

         On February 25, 2000, the Board of Directors elected Tommy K. Hill as Chief Financial Officer and Ron Baker as President of the Company. On March 20, 2000, Mr. Baker tendered his resignation as President of the Company. In the letter of resignation, Mr. Baker specifically stated that he was not resigning his position as a director of the Company or as its Chief Operating Officer. Approximately six weeks later, on May 3, 2000, Mr. Baker tendered his resignation as a member of the Board of Directors of the Company, as well as from all other offices he held with the Company. On May 10, 2000, the Board of Directors of the Company appointed Sergio Ado and Tommy K. Hill as additional directors of the Company in order to fill vacancies created by the increase in the number of directors pursuant to the Amended Bylaws. On May 10, 2000, the Board of Directors also elected Ivan W. Webb as Chief Executive Officer and Tommy K. Hill as Chief Operating Officer. On June 6, 2000, Tommy K. Hill and Sergio Ado resigned as directors of the Company and Mr. Hill was subsequently terminated from all offices held by him with the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC and each exchange on which the Company's securities are listed reports of ownership and subsequent changes in ownership of common stock and other securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the fiscal year ending March 31, 2000, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met, except for the late filing of Form 4 for Ivan W. Webb regarding 675,000 shares of the Company's Common

Stock received as compensation and to the Company's knowledge no Form 4 has been filed for Gifford A. Dieterle, a director of the Company who resigned in May 2000, or Howard Siegel regarding their respective receipt of 75,000 shares of the Company's Common Stock as compensation and to the Company's knowledge, no Form 3s or Form 4s have been filed by Knight, Dickson, Wilson, and Broadcom.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the last three fiscal years, the cash compensation paid by the Company to the President and Chief Executive Officer (the "Named Executive Officer"). No other executive officers earned in excess of $100,000 during the fiscal year ending March 31, 2000.

                                                                                      LONG-TERM
                                                            ANNUAL COMPENSATION     COMPENSATION
                                                            -------------------    ----------------
                                                                                     SECURITIES
                                                FISCAL                               UNDERLYING        ALL OTHER
        NAME AND PRINCIPAL POSITION              YEAR        SALARY      BONUS       OPTIONS (#)      COMPENSATION
        ---------------------------              ----        ------      -----       -----------      ------------
                                                 2000        $9,000         --                --       $12,000(01)
  Ivan W. Webb
    President and Chief Executive Officer        1999            --         --                --            --
                                                 1998       $13,695         --                --            --

---------------

(1) Represents 600,000 shares of Common Stock of the Company issued to Mr. Webb in August 1999, in lieu of cash compensation, based on a value of $0.02 per share on the date of grant.

STOCK OPTIONS GRANTED

         As of March 31. 2000, the Company did not have a written stock option plan and no options were granted to the Named Executive Officer. On April 17, 2000, the Board of Directors approved and adopted the Company's 2000 Stock Option Plan and reserved 8,000,000 shares of the Company's Common Stock to be allocated under the Plan. As of the date of this annual report, no options have been granted under the 2000 Stock Option Plan to the Named Executive Officer, although an aggregate 7,250,000 shares have been issued under the plan to various other persons. See "Item 1. "Description of Business- Background of Broadcom's Acquisition Efforts-The S-8 Registration.

DIRECTOR COMPENSATION

         In August 1999, each of the then directors of the Company received 75,000 shares of common stock of the Company, in lieu of $1,500 cash compensation for serving as director. No directors' compensation has been awarded to the directors for the current fiscal year.

EMPLOYMENT AGREEMENTS

         The Company has no employment contracts with the Named Executive
Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

         The following table sets forth information as of July 10, 2000, concerning the beneficial ownership of Common Stock by each of the Company's directors, each executive officer named in the table under the heading "Item 9. Directors and Executive Officers, Promoters and Control Persons" and all directors and executive officers of the Company as a group, and by each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

                                                                              COMMON STOCK
                                                                      ---------------------------
                                                                       NUMBER OF       PERCENT OF
BENEFICIAL OWNER                                                         SHARES          CLASS(1)
----------------                                                      -----------      ----------
Ivan W. Webb*(2)(3)                                                       476,176          .49%
Howard Siegel*(2)                                                          75,000          .08%
Hardin County Investment and Development (4)                            5,000,000         5.14%
Herbert Wolas (5)                                                       5,171,560         5.32%
Donald L. Knight (6)                                                   24,404,617        25.11%
Curt Wilson, Sr. (7)                                                   20,169,617        20.75%
Don Dickson (8)                                                        20,029,617        20.61%
Broadcom Wireless Communications Corporation (9)                       18,129,617        18.65%
All executive officers and directors as a group (2 persons)               551,176          .57%

--------------------------

*        Director

(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. The Company computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days.

(2)      Address is c/o 1301 Avenue M, Cisco, Texas 76437.

(3) Includes 150,000 shares held by Elizabeth Webb, the wife of Ivan W. Webb and 30,000 shares of which Ivan W. Webb is the custodian for Bode Webb UGMA TX. Mr. Webb disclaims beneficial ownership of the shares held in the name of Elizabeth Webb.

(4) The principal equity holders of Hardin may be deemed to be the beneficial owners of the shares of the Company held by Hardin. Address is 2503 N. 10th Street, Ste. B-111, McAllen, Texas 78501.

(5) Includes 4,771,560 shares held by The Wolas Family Limited Partnership, 200,000 shares held by Claudine Wolas and 200,000 shares held by Cherise Wolas. Address is 1875 Century Park East, # 2000, Los Angeles, California 90067.

(6) Includes 18,129,617 shares held by Broadcom, 1,900,000 shares held by Black Giant Resources, 250,000 shares held by the Donald L. Knight Family Trust, 100,000 shares of which Mr. Knight is the custodian for Devin L. Knight UGMA OK, and 50,000 shares held by Kimberly Knight. Address is 1003 St. Andrews Dr., Edmond, Oklahoma 73003.

(7) Includes 18,129,617 shares held by Broadcom and 1,900,000 shares held by Black Giant Resources. Address is 1845 Woodall Rogers Freeway, Ste. 1200, Dallas, Texas 75201.

(8) Includes 18,129,617 shares held by Broadcom and 1,900,000 shares held by Black Giant Resources. Address is 1845 Woodall Rogers Freeway, Ste. 1200, Dallas, Texas 75201.

(9)      Address is 1845 Woodall Rogers Freeway, Ste. 1200, Dallas, Texas
         75201.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2000, the Company issued and executed a promissory note to Ivan W. Webb in the principal amount of $150,000 bearing interest at an annual rate of 10% and payable on demand, to evidence cash advances totaling $150,000 made by Mr. Webb on behalf of the Company prior to March 27, 2000. In July 2000, the Company issued and executed a promissory note to Ivan W. Webb in the principal amount of $360,000 bearing interest at an annual rate of 10% and payable on demand, to evidence cash advances totaling $360,000 made by Mr. Webb on behalf of the Company from March 27, 2000 through July 10, 2000. Subsequent to July 10, 2000, the Company set off an aggregate $87,750 against amounts otherwise payable to Mr. Webb under the promissory notes, in recovery of certain short-swing profit liability incurred by Mr. Webb. See "Item 1. Description of Business- Other Transactions and Events Subsequent to December 31, 1999-Internal Investigation."

         In August 1999, the Company acknowledged that it owed Ivan W. Webb $15,000 regarding the advancement of funds made by Mr. Webb on behalf of the Company. In the month of November 1999, the Company paid Mr. Webb $15,000 regarding this debt.

         See "Item 1. Description of Business" with respect to transactions between the Company and the members of the Broadcom Group.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-15.

         (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit
Number                                       Exhibit                                      Page
------                                       -------                                      ----
   3.1      Articles of Incorporation, (filed as Exhibit 4.1 to the Company's
            Registration Statement on Form 8-A, dated June 13, 1977 and incorporated herein by reference)..........................................

  *3.2      Amendments to the Articles of
            Incorporation..............................................................

   3.3      First Amended and Restated Bylaws (filed as Exhibit 99.1 to the
            Company's Form 8-K dated June 21, 2000 and incorporated herein by reference).................................................................

  *4.1      Specimen Certificate of the Company's Common Stock.........................

   4.2      See the Certificate of Incorporation, Articles IV and VIII (filed as
            Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated
            June 13, 1977 and incorporated herein by reference) and the Amendments to the Certificate of Incorporation (filed as Exhibit 3.2 herewith)
            and Article II of the Company's First Amended and Restated Bylaws
            (filed as Exhibit 99.1 to the Company's Form 8-K dated June 21, 2000 and incorporated herein by # reference)....................................

   4.3      Convertible Subordinated Non-dilutable Debenture Agreement dated
            February 8, 2000 (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1999 and incorporated herein by reference)..........................................

   4.4      2000 Stock Option Plan Of BroadBand Wireless International Corporation
            (filed as Exhibit 4.1 to the Company's Registration Statement on Form
            S-8, file number 333-35440 and incorporated herein by reference)...........


   10.1     Agreement in Principle and Letter of Understanding dated November 1,
            1999, by and between Broadcom Wireless Communications Corporation and
            Black Giant Oil Company (filed as Exhibit 4 to the Company's Quarterly
            Report on Form 10-QSB for the Quarter ended December 31, 1999 and incorporated herein by reference)..........................................

   10.2     March 3, 2000 Assignment by and between BroadBand Wireless
            International Corporation, Ron Baker and Gary Duke (filed as Exhibit
            10.1 to the Company's Form 8-K dated April 6, 2000 and incorporated herein by reference).......................................................

   *10.3    Agreement in Principal and Letter of Understanding, dated December 30,
            1999, by and between Broadcom Wireless Communications Corporation,
            BroadBand Wireless Communications Corporation and Black Giant Oil
            Company which amends the Agreement in Principle and Letter of
            Understanding dated November 1, 1999.......................................

Exhibit
Number                                       Exhibit                                      Page
------                                       -------                                      ----
  16.1      Letter on change in certifying accountant (filed as Exhibit 16.1 to the Company's Form 8-K dated June 29, 2000 and incorporated herein by reference).................................................................

 *27.1      Financial Data Schedule....................................................

----------

# Incorporated by reference.

* Filed herewith.

(b)      Reports on Form 8-K

         The Company did not file a Form 8-K during the last quarter of the period covered by this annual report.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGISTRANT:
                  BROADBAND WIRELESS INTERNATIONAL CORPORATION


Date:  July 14, 2000              By: /s/ IVAN W. WEBB
                                      ----------------
                                      Ivan W. Webb
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 14, 2000              By: /s/ IVAN W. WEBB
                                      ----------------
                                      Ivan W. Webb, Chief Financial Officer,
                                      Chief Accounting Officer and Director


Date:  July 14, 2000              By: /s/ HOWARD SIEGEL
                                      -----------------
                                      Howard Siegel, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION                                                                   PAGE
------      -----------                                                                   ----
   3.1      Articles of Incorporation, (filed as Exhibit 4.1 to the Company's
            Registration Statement on Form 8-A, dated June 13, 1977 and incorporated herein by reference)..........................................

  *3.2      Amendments to the Articles of
            Incorporation..............................................................

   3.3      First Amended and Restated Bylaws (filed as Exhibit 99.1 to the
            Company's Form 8-K dated June 21, 2000 and incorporated herein by reference).................................................................

  *4.1      Specimen Certificate of the Company's Common Stock.........................

   4.2      See the Certificate of Incorporation, Articles IV and VIII (filed as
            Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated
            June 13, 1977 and incorporated herein by reference) and the Amendments to the Certificate of Incorporation (filed as Exhibit 3.2 herewith)
            and Article II of the Company's First Amended and Restated Bylaws
            (filed as Exhibit 99.1 to the Company's Form 8-K dated June 21, 2000 and incorporated herein by # reference)....................................

   4.3      Convertible Subordinated Non-dilutable Debenture Agreement dated
            February 8, 2000 (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1999 and incorporated herein by reference)..........................................

   4.4      2000 Stock Option Plan Of BroadBand Wireless International Corporation
            (filed as Exhibit 4.1 to the Company's Registration Statement on Form
            S-8, file number 333-35440 and incorporated herein by reference)...........


   10.1     Agreement in Principle and Letter of Understanding dated November 1,
            1999, by and between Broadcom Wireless Communications Corporation and
            Black Giant Oil Company (filed as Exhibit 4 to the Company's Quarterly
            Report on Form 10-QSB for the Quarter ended December 31, 1999 and incorporated herein by reference)..........................................

   10.2     March 3, 2000 Assignment by and between BroadBand Wireless
            International Corporation, Ron Baker and Gary Duke (filed as Exhibit
            10.1 to the Company's Form 8-K dated April 6, 2000 and incorporated herein by reference).......................................................

   *10.3    Agreement in Principal and Letter of Understanding, dated December 30,
            1999, by and between Broadcom Wireless Communications Corporation,
            BroadBand Wireless Communications Corporation and Black Giant Oil
            Company which amends the Agreement in Principle and Letter of
            Understanding dated November 1, 1999.......................................

    16.1    Letter on change in certifying accountant (filed as Exhibit 16.1 to the Company's Form 8-K dated June 29, 2000 and incorporated herein by reference).................................................................

   *27.1    Financial Data Schedule....................................................

----------

# Incorporated by reference.

* Filed herewith.

                        BROADBAND WIRELESS INTERNATIONAL
                                   CORPORATION

                          AUDITED FINANCIAL INFORMATION

                                 MARCH 31, 2000



















                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)





                          INDEX TO FINANCIAL STATEMENTS






                                                                                     Page
                                                                                     ----

         Independent Auditor's Report                                                1

         Balance Sheets for the years ended                                          2
                  March 31, 2000 and 1999

         Statements of Operations for the years ended                                3
                  March 31, 2000 and 1999

         Statements of Changes in Stockholders' Equity                               4
                  for the years ended March 31, 2000 and 1999

         Statements of Cash Flows for the years ended                                5
                  March 31, 2000 and 1999

         Notes to Financial Statements                                               6

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Broadband Wireless International Corporation
(Formerly Black Giant Oil Company)


We have audited the accompanying balance sheets of Black Giant Oil Company as of March 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company were audited by other auditors whose report dated August 27, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadband Wireless International Corporation as of March 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses and its working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                Clyde Bailey P.C.


San Antonio, Texas
June 28, 2000

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999


                                                                  2000              1999
                                                              ------------      ------------

                                   ASSETS

Current Assets:
Cash                                                          $    246,355      $        119
Prepaids                                                                --             5,000
                                                              ------------      ------------

           Total Current Assets                                    246,355             5,119

Investments                                                        372,500                --

Other Assets:
Net assets of discontinued operations (Note 6)                     230,844           157,593
                                                              ------------      ------------

                                                                   230,844           157,593

           Total Assets                                       $    849,699      $    162,712
                                                              ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued liabilities                      $     32,477      $     18,860
Convertible Subordinated Debentures                                700,000                --
Convertible Debt                                                    50,000           100,010
Notes Payable                                                      112,250                --
Advances from officer                                                4,925            13,325
                                                              ------------      ------------

           Total Current Liabilities                               899,652           132,195


Commitments and Contigencies                                            --                --


Stockholders' Equity
Preferred Stock,  $.10 par value,  25,000,000 shares                    --                --
       authorized;  none issued and outstanding
Common stock,  $.0125 par value,  250,000,000 shares               729,707           278,532
       authorized;  58,376,537 and 22,262,477
       shares issued and outstanding
Additional paid-in capital                                       1,346,663         1,314,497
Stock to be issued                                                      --            16,250
Accumulated deficit                                             (2,124,923)       (1,537,362)
                                                              ------------      ------------

                                                                   (48,553)           71,917
           Less Treasury stock (14,184 and 20,700 shares)           (1,400)          (41,400)
                                                              ------------      ------------

           Total Stockholders' Equity                              (49,953)           30,517
                                                              ------------      ------------

           Total Liabilities and Stockholders'  Equity        $    849,699      $    162,712
                                                              ============      ============


                See accompanying notes to Financial Statements.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2000 AND 1999


                                                     2000              1999
                                                 ------------      ------------

Revenues:
        Oil & Gas Revenue                        $      6,173      $         --
        Miscellaneous Income                            2,990                80
                                                 ------------      ------------

             Total revenues                             9,163                80

Operating Expenses:
        Salaries                                 $     34,955      $         --
        Rent                                            9,418                --
        Consulting                                     41,977                --
        General and Administrative                     41,436            36,640
                                                 ------------      ------------

                                                      127,786            36,640
                                                 ------------      ------------

             Loss from operations                    (118,623)          (36,560)
                                                 ------------      ------------

Other income (expense)
        Interest income                                 1,022                --
        Short Swing Income                             87,750                --
        Other Expense                                 (62,500)               --
        Interest expense                              (26,815)          (13,600)
                                                 ------------      ------------

             Total other expense                         (543)          (13,600)
                                                 ------------      ------------

             Loss from continuing operations         (119,166)          (50,160)

Extraordinary Items                                  (249,500)               --

Discontinued operations                              (218,895)           13,068
                                                 ------------      ------------

             Net Loss                            $   (587,561)     $    (37,092)
                                                 ============      ============

Loss per common share:

             From continuing operations          $     (0.003)     $     (0.002)
                                                 ============      ============

             Net Loss                            $     (0.017)     $     (0.002)
                                                 ============      ============

Weighted average common shares outstanding         34,661,612        21,276,144
                                                 ============      ============


                See accompanying notes to Financial Statements.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEAR ENDED MARCH 31, 2000 AND 1999



                                                  Common Stock             Additional        Shares
                                          ----------------------------       Paid-In         to be         Accumulated
                                             Shares          Amount          Capital         Issued         (Deficit)
                                          ------------    ------------    ------------    ------------    ------------

Balance, March 31, 1998                     19,751,477    $    246,893    $  1,290,397    $     33,046    $ (1,500,270)
Shares issued for services                     100,000           1,250           7,392              --              --
Shares issued for cash                         750,000           9,375           5,625              --              --
Shares issued for interest                     445,000           5,563           3,237              --              --
Shares issued for purchase of property       1,216,000          15,200           7,846         (23,046)             --
Shares sold but not issued                          --              --              --           6,250              --
Net Loss                                            --              --              --              --         (37,092)
                                          ------------    ------------    ------------    ------------    ------------

Balance, March 31, 1999                     22,262,477         278,281       1,314,497          16,250      (1,537,362)

Shares issued for services                   8,622,500         107,781          10,961
Shares issued for cash                       6,750,000          84,375          11,875         (16,250)
Shares issued for interest                     521,560           6,520          (1,395)
Shares issues for convertible debt           4,000,000          50,000              --
Shares issued for purchase of assets        44,220,000         552,750          10,725

Net Loss                                                                                                      (587,561)
Shares cancelled subsequent to year end    (28,000,000)       (350,000)
                                          ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2000                     58,376,537    $    729,707    $  1,346,663    $         --    $ (2,124,923)
                                          ============    ============    ============    ============    ============




                                            Treasury
                                              Total           Total
                                          ------------    ------------

Balance, March 31, 1998                   $    (41,400)   $     28,666
Shares issued for services                          --           8,642
Shares issued for cash                              --          15,000
Shares issued for interest                          --           8,800
Shares issued for purchase of property              --              --
Shares sold but not issued                          --           6,250
Net Loss                                            --         (37,092)
                                          ------------    ------------

Balance, March 31, 1999                        (41,400)         30,266

Shares issued for services                                     118,742
Shares issued for cash                                          80,000
Shares issued for interest                                       5,125
Shares issues for convertible debt                              50,000
Shares issued for purchase of assets            40,000         603,475

Net Loss                                                     (587,561)
Shares cancelled subsequent to year end                      (350,000)
                                          ------------    ------------
                                                                    --
Balance, March 31, 2000                   $     (1,400)   $    (49,953)
                                          ============    ============
                                                                    --
                                                                    --


                See accompanying notes to Financial Statements.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2000 AND 1999

                                                                       2000              1999
                                                                   ------------      ------------

Cash Flows from Operating Activities:                              $   (587,561)     $    (37,092)

Net Loss
Adjustments to Reconcile net loss to net cash provided
     by (used in) operating activities:
        Shares issued for services                                      119,329             8,642
        Shares issued for interest                                        5,125            15,000
        Changes in operating assets and liabilities:
           Prepaid expenses                                               5,000            (5,000)
           Accounts payable and accrued liabilities                      13,617            12,065
           Net assets of discontinues operations                        (24,364)           (4,250)
                                                                   ------------      ------------

Net Cash provided by (used in) Operating Activities                $   (468,854)     $    (10,635)

Cash Flows from Investing Activities:
        Investments                                                    (185,000)               --

                                                                   ------------      ------------
Net Cash provided by (used in) Investing Activities                $   (185,000)     $         --

Cash Flows from Financing Activities:
        Issuance of common stock                                         96,250                --
        Advances from officer                                            (8,400)            4,325
        Note Payable                                                    112,250
        Proceeds from stock to be issued                                     --             6,250
        Convertible Debt                                                    (10)
        Proceeds from debentures                                        700,000                --
                                                                   ------------      ------------

Net Cash provided by (used in) Financing Activities                $    900,090      $     10,575

Net Increase (Decrease) in cash and cash equivalents                    246,236               (60)

Cash at beginning of year                                          $        118      $        179
                                                                   ============      ============

Cash at end of year                                                $    246,355      $        119
                                                                   ============      ============

Supplemental disclosure:
        Total interest paid                                        $      6,300      $         --
                                                                   ============      ============

Non-cash transactions: (See Statement of Stockholders' Equity)
        Shares Issued for Assets                                     16,220,000           445,000
        Shares Issued for Services                                    8,622,500           100,000
        Shares Issued for Convertible Debt                            4,000,000                --
        Shares Issues for Interest                                      521,560           750,000


                See accompanying notes to Financial Statements.

                                       1
                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Broadband Wireless International Corporation (the "Company") was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company. The Company was formed for the general purpose of engaging in exploration for oil and gas. More recently, the Company has shifted its activities to acquiring working interest, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

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

Although the Company in November of 1999 executed an Agreement in Principle and Letter of Understanding with Broadcom Wireless Communications Corporation ("Broadcom"), no viable operations resulted in this transaction.

The Company held a shareholders' meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation. Also, the Company's shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000. At March 31, 2000, there was 58,376,537 shares of common stock (as adjusted for subsequent cancellations) and no preferred stock is outstanding.

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered continuing net losses from operations and has a deficit in working capital as of March 31, 2000. As explained above, without a merger partner, the Company has nominal operations. The Company is dependent on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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



NOTE 2  -  CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS

The Company has issued convertible debt to a shareholder with an original date of September 22, 1997, and matures September 22, 2000. Interest is at 10% payable quarterly. The debt is convertible to equity at $.02 per share. For the years ended March 31, 2000 and 1999, the Company has issued common stock at $.02 per share as payment for interest. The shareholder also holds a warrant to acquire 1,000,000 shares at $.025 per share. The warrant expires in September 2002.

During the years ended March 31, 2000 and 1999, the Company's president has advanced certain funds interest free to the Company. As of March 31 2000 and 1999, the Company owed $4,925 and $13,325, respectively as a result of these transactions. Also, the Company's president loaned the Company $150,000 to fund the portion of a merger in March of 2000. That amount has been reduced because of a "short-swing profit" of $87,750 described further in these notes.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3  -  STOCK ISSUED FOR SERVICES

During 2000 and 1999, the Company issued common stock to certain related parties, valued at estimated fair market value, for services performed on behalf of the Company. The shares issued and value of those shares are as follows for the years ended March 31:


                               Shares Issued           Value
                               -------------         ----------
                      2000         8,622,500         $  118,742

                      1999           100,000              8,642



NOTE 4  -  INCOME TAXES

At March 31, 2000, the Company had net operating loss carryforwards totaling approximately $817,660 available to reduce future taxable income through the year 2015. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

The Company has deferred tax assets amounting to approximately $277,500 and $237,000 at March 31, 2000 and 1999, respectively, related to the net operating loss carryforwards. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.



NOTE 5  -  COMMITMENTS AND CONTINGENCIES

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

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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



NOTE 6  -  DISCONTINUED OPERATIONS

As explained in Note 1, the net oil and gas assets of the discontinued operations are reported in the accompanying balance sheet as net assets of discontinued operations as of March, 2000 and 1999. Following is a summary of these net assets:


                                                 1999        1999
                                              ---------   ---------
    ASSETS:
         Troell lease                         $ 110,571   $  70,271
         Spires wells                            29,483      29,482
         Stormco lease                              -0-      20,750
         Starr lease                              7,500       7,500
         Hill Country Exploration                56,590      56,590
         Other                                   26,700       2,700
                                              ---------   ---------

              Total assets                    $ 230,844   $ 187,593

    LIABILITIES:
         Note payable to an individual              -0-     (30,000)
                                              ---------   ---------

    NET ASSETS                                $ 230,844   $ 157,593
                                              =========   =========


The $30,000 note payable to an individual was due on May 15, 1998 and accrues interest at 12%. The note was extended to December 31, 1999 and paid with the accrued interest of $6,300 in December 1999.

The balance of the Troell lease was acquired in February 2000 for 20,000 shares of common stock out of the Treasury. The Company had intended to form a subsidiary to sell these oil and gas properties, but did not finish the transaction as of March 31, 2000. The Company still intends to complete this transaction.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 7  -  NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS 130

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standard Statement of Financial Accounting Standards
(SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 7  -  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 8 - MERGERS AND ACQUISITIONS

LETTER OF UNDERSTANDING

On November 1, 1999, the Letter of Understanding was executed, but between the Company and a company called Broadcom Wireless Communications Corporation ("Broadcom") Broadcom is an Oklahoma corporation incorporated on October 22, 1999, and is believed by the Company to be owned by Knight, Dickson and Wilson.

The Letter of Understanding described certain issuances of stock that would be made in connection with cash payments by Broadcom or the contribution by it of various assets or contract rights to the Company. Except for the issuance of 4.4 million shares of common stock for $55,000 cash, each of the other stock issuances described in the Letter of Understanding, totaling an aggregate 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock, or had the rights to acquire such assets. The assets or contract rights to be contributed by Broadcom to the Company included the following:

         o a 50% interest in mineral leases covering 4,300 acres in Larue County, Kentucky, in exchange for 5,000,000 shares of the Company's common stock. The leases were represented to have 9 recently drilled, but uncompleted gas wells. An additional 13,000,000 shares were to be issued and held in escrow upon completion of the wells if it were shown that the wells could substantiate a value of $2,000,000.

         o a 40% interest in GetMore Wireless, a retail seller of wireless cellular telephones and pagers represented to have at least 3 locations in Oklahoma, in exchange for 10,000,000 shares of the Company's common stock. At the time, Broadcom claimed to have a letter of intent with GetMore Wireless and Ron Baker & Associates to acquire the 40% interest. The shares were to be released when Broadcom delivered to the Company an executed contract showing that the interest in GetMore Wireless had been fully paid.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - MERGERS AND ACQUISITIONS (CONTINUED)

LETTER OF UNDERSTANDING (CONTINUED)

         o a 50% interest in GetMore Communications, a newly formed corporation with plans to provide wireless internet access across the United States, in exchange for 10,000,000 shares of the Company's common stock. Broadcom represented that it had a letter of intent to acquire the 50% interest in GetMore Communications in exchange for providing funding to such company for transmitting towers. The shares were to be held in escrow pending a definitive agreement between Broadcom and GetMore Communications, and Broadcom meeting the funding requirements associated with the venture. The shares were to be released incrementally as each site was funded.

         o Broadcom's rights in a contract (the "Broadcom/Global Access Agreement") it purported to have with Global Access ("Global Access") for the sale of long distance minutes to Mexico, in exchange for 10,000,000 shares of the Company's common stock. The documents Broadcom provided to the Company indicated that it had an agreement with Global Access, a Wyoming corporation owned and controlled by Tommy K. Hill ("Hill"), for a one-third interest in the net profits attributable to Global Access' interest in a joint venture between it and iTell, Inc. ("iTell"), a Delaware corporation owned and controlled by Sergio Ado ("Ado"). The Global Access/iTell agreement was to provide long distance service to a Mexican carrier under a two-year contract. The Broadcom/Global Access Agreement, which purported to provide a revenue source of not less than $140,000 per month, apparently was conditioned on Broadcom furnishing, or funding the acquisition of, certain telecommunications switches.

Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately cancelled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom under the Letter of Understanding, for which the Company reported, in previous filings with the SEC, the receipt of various assets and contract rights. The Company currently is exploring its options with respect to the Broadcom Group regarding the transactions that were the subject of the Letter of Understanding.

THE KENTUCKY GAS PROPERTIES TRANSACTION

Subsequent to the execution of the Letter of Understanding, Mr. Webb rejected the Kentucky Gas Properties as a suitable asset to be contributed to the Company in exchange for shares, inasmuch as Broadcom could not convey clear title to the properties. Accordingly, on December 30, 1999, the Company, Broadcom, and Broadband Wireless Communications Corporation ("BroadBand Wireless-Oklahoma"), entered into an agreement (the "Modification Agreement") modifying the Letter of Understanding and indicating that the Kentucky Gas Properties no longer were a part of the agreement. On June 30, 2000, the Company formally cancelled the issuance of the 5,000,000 shares that had been issued in connection with this transaction and that had been held in escrow since their issuance.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 8 - MERGERS AND ACQUISITIONS (CONTINUED)

THE KENTUCKY GAS PROPERTIES TRANSACTION (CONTINUED)

Under the Letter of Understanding, an additional 13,000,000 shares were issued and held in escrow for release to Broadcom if, upon completion of the wells attributable to the Kentucky Gas Properties, the wells had a value of $2,000,000. Since the Kentucky Gas Properties were no longer a part of the agreement, Broadcom negotiated with the Company to substitute other assets in order that it might receive the 13,000,000 shares held in escrow. On January 20, 2000, BroadBand Wireless-Oklahoma entered into an agreement with Global Access New Millennium, Inc. ("GANMI") "to effectuate the purchase, by Black Giant Oil Company [referring to the Company] ... of [a one-third equity interest in the] shares, interest and equity of Tryco, Inc. ["Tryco"] currently held by Global Access New Millennium, Inc." Under the convoluted terms of the agreement, Broadband Wireless-Oklahoma was to pay GANMI $50,000 within 30 days, which funds were to be used to pay the expenses of yet another party, First Diversified Financial Services ("FDFS"), the placement agent for a $25 million private placement offering to be conducted by GANMI. Although the Company was not a signatory to the agreement, the agreement also provided that the Company was to immediately wire-transfer $10,000 to FDFS, which was to serve as a deposit for GANMI's private placement fees, with an additional $90,000 to be paid to FDFS no later than January 28, 2000. Finally, the agreement provided for the issuance to GANMI of the Company's convertible debenture in the amount of $2,500,000. On January 24, 2000, the 13,000,000 shares previously issued and held in escrow for the Kentucky Gas Properties were released to Broadcom, in consideration for the Tryco deal ostensibly brought to the Company by Broadcom. In July 0f 2000, the 13,000,000 shares were cancelled by the Company.

To summarize the transaction, a total of 20,000,000 ultimately remained outstanding after recording the common shares cancelled subsequent to year-end. The shares issued for 100% of Getmore Wireless is being recorded at par value because lack of financial statements received from Getmore Wireless. The investment is being recorded at cost because the investment is in dispute and the likelihood of continuing is in doubt.


CISCO LINE OF CREDIT

In March 2000, BroadCom was issued 5,000,000 shares of common stock for its role in negotiating a $1.6 million line of credit for the Company with Cisco Systems, Inc. (Nasdaq: CSCO). The Company intended to utilize the line of credit in connection with the Getmore Communications transaction, for the purchase of equipment for the installation, implementation and operation of high-speed wireless internet networks.

The common stock has been valued at par value ($.0125) for a total of $62,500 and expensed as other expense in the Statement of Operations.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 9 - SHORT SWING INCOME

The Company has been advised by legal counsel that various current and former officers, directors and 10% stockholders may have liability under Section 16(b) of the Exchange Act, which imposes liability on officers and directors of an issuer for short-swing trading in equity securities if the issuer has a class of equity securities registered under Section 12 of the Exchange Act, and on the beneficial owner of 10 percent or more of a class of equity securities registered by such an issuer under Section 12. Section 16(b) is designed to permit the corporation or a security holder bringing an action upon behalf of the corporation to recover for the benefit of the corporation short-swing profits arising from the purchase and sale or sale and purchase by insiders within any six-month period of equity securities of the company. Among the persons who are believed to have liability to the Company for violation of
Section 16(b) is Ivan Webb, who acquired 675,000 shares of common stock on August 19, 1999 as officers' and directors' compensation (see "Item 10. Executive Compensation"), and sold 1,000,000 shares of common stock to Broadcom on January 26, 2000. The difference between the sale price of $.15 per share and the deemed purchase price of $.02 per share, an aggregate $87,750, has been disgorged to the Company by Mr. Webb through the set-off of amounts otherwise payable to him by the Company.



NOTE 10 - CONVERTIBLE SUBORDINATED NON-DILUTIVE DEBENTURES

In February, the Company issued approximately $700,000 in Convertible Non-Dilative Debentures ( "debentures") due in February 15, 2001 carrying a 12% interest rate to be converted into common stock at 65% of the per share market price on February 4, 2000 at any time prior to the maturity date. As of March 31, 2000, none of the debentures had been converted. The Company planned to use 80% of the proceeds for purposes relating to the proposed operations of GetMore Communications.

Of the amount recorded as being issued only $450,000 was actually received by the Company. Management and legal counsel has been performing an investigation to determine if this is the total outstanding. Confirmation was received by the firm who sold the debentures and interest was paid in May 2000 on the first quarter interest payment. Current management believes that if there were other debentures outstanding the holders would have contacted the Company by the date of this report.


NOTE 11 - GOING CONCERN

The Company has sustained a net loss of $587,561 and a loss from operations of $119,166, and has a negative Stockholders' Equity (Deficit) of ($49,953). These losses, deterioration of its financial condition and the problems associated with the merger raise substantial doubt about the Company's ability to continue as a going concern. Further, although the Company has a large cash balance as of March 31, 2000 this balance was extinguished during the month of April 2000.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                       (Formerly Black Giant Oil Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - EXTRAORDINARY ITEM

As discussed in Note 9, all of the funds raised from the debentures was not received by the Company. A total of $249,500 is being recorded as an extraordinary loss. The Company is obligated to the debenture holders for these funds, and the Company is still investigating where these funds went and who is responsible.



NOTE 13 - LITIGATION

As discussed in Item 3 of the Form 10KSB, the Company is involved in several legal matters relating to the various mergers and transactions performed during the year. Of the legal matters against the Company, no prediction can be made at this time as to the outcome of such proceedings.

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company's behalf. The Company is unsure of the outcome at this time.



NOTE 14 - SUBSEQUENT EVENTS

Several actions by the Company were performed as part of it's internal investigation. The Board of Directors approved the cancellation of 28,000,000 shares of common stock that was part of the November 1, 1999 Letter of Understanding with BroadCom. These shares are being shown as cancelled effective March 31, 2000 because of the materiality of the transactions.

In April 2000, the Company filed a registration statement on Form S-8, registering an aggregate of 8,000,000 shares issuable in connection with the Company's 2000 Stock Option Plan. In fact, the Company now believes that, among other things, the substantial majority of the 7,250,000 shares issued pursuant to the Form S-8 filing (the "S-8 Shares"), much of which has been publicly resold, have not been registered under Section 5(a) of the Securities Act and that it was unlawful to sell such shares in interstate commerce; and many of the persons who received and sold the S-8 Shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8.