Form 10QSB
period 2000-06-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2000-08-14
CIK 12388

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to                   .
                                   -------------------    ------------------

                         COMMISSION FILE NUMBER 0-08507

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        NEVADA                                                        75-1441442
--------------------------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer identification No.)

                 1301 AVENUE M (P.O. BOX 31), CISCO, TEXAS 76437
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (254) 442-3968
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES  X   NO
                                  ---     ---

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 14, 2000 was 84,226,537.

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

     PART I.           FINANCIAL INFORMATION

               Item 1. Financial Statements

                       Balance Sheets - June 30, 2000 (unaudited) and
                       March 31, 2000..................................................................   3

                       Statements of Operation - Three months ended June 30,
                       2000 and 1999 (unaudited).......................................................   4

                       Consolidated Statement of Cash Flows - Three months ended
                       June 30, 2000 and 1999 (unaudited)..............................................   5

                       Notes to Financial Statements...................................................   6

               Item 2. Management's Discussion and Analysis or Plan of Operation.......................   7

     PART II.          OTHER INFORMATION


               Item 1. Legal Proceedings...............................................................  11

               Item 2. Changes in Securities and Use of Proceeds.......................................  12

               Item 4. Submission of Matters to a Vote of Security Holders.............................  12

               Item 5. Other Information...............................................................  12

               Item 6. Exhibits and Reports on Form 8-K................................................  13

               Signatures..............................................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                                                    JUNE 30            MARCH 31
                                                                                     2000                2000
                                                                                  -----------        -----------
                                                                                  (UNAUDITED)         (AUDITED)
                                                                                  -----------        -----------

                                                      ASSETS

Current Assets:
Cash                                                                              $    75,488        $   246,355
Note Receivable (Note 2)                                                              733,750
Prepaids                                                                                   --                 --
                                                                                  -----------        -----------
                             Total Current Assets                                     809,238            246,355

Investments                                                                           597,500            497,500

Other Assets:
Net assets of discontinued operations                                                 230,843            230,844
                                                                                  -----------        -----------
                             Total Assets                                         $ 1,637,581        $   974,699
                                                                                  ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued liabilities                                          $    32,570        $    32,477
Convertible Subordinated Debentures                                                   700,000            700,000
Convertible Debt                                                                           --             50,000
Notes Payable                                                                          50,000            112,250
Advances from officer                                                                 352,250              4,925
                                                                                  -----------        -----------
                             Total Current Liabilities                              1,134,820            899,652

Commitments and Contingencies                                                              --                 --

Stockholders' Equity
Preferred Stock,  $.10 par value,  25,000,000 shares
                        authorized;  none issued and outstanding                           --                 --
Common stock,  $.0125 par value,  250,000,000 shares
                        authorized;  84,226,537 and 68,376,537
                        shares issued and outstanding                               1,052,832            854,707
Additional paid-in capital                                                          2,066,787          1,346,663
Stock to be issued                                                                         --                 --
Accumulated deficit                                                                (2,615,458)        (2,124,923)
                                                                                  -----------        -----------
                                                                                      504,161             76,447
                             Less Treasury stock (14,184 and 20,700 shares)            (1,400)            (1,400)
                                                                                  -----------        -----------
                             Total Stockholders' Equity                               502,761             75,047
                                                                                  -----------        -----------
                             Total Liabilities and Stockholders'  Equity          $ 1,637,581        $   974,699
                                                                                  ===========        ===========

                 See accompanying notes to Financial Statements

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                      JUNE 30             JUNE 30
                                                                        1999                2000
                                                                    ------------        ------------
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                    ------------        ------------

Revenues:
                     Miscellaneous Income                           $        130        $      2,404
                                                                    ------------        ------------
                          Total revenues                                     130               2,404

Operating Expenses:
                     Salaries                                                 --               7,500
                     Advertising & Promotion                                  --              77,000
                     Bank Safe Keeping Fees                                   --              20,000
                     Professional Fees                                        --             233,193
                     Travel                                                   --              28,611
                     General and Administrative                            1,467              33,893
                                                                    ------------        ------------
                                                                           1,467             400,197
                                                                    ------------        ------------
                          Loss from operations                            (1,337)           (397,793)
                                                                    ------------        ------------

Other income (expense)
                     Interest expense                                     (3,400)            (13,250)
                                                                    ------------        ------------
                          Total other expense                             (3,400)            (13,250)
                                                                    ------------        ------------
                          Loss from continuing operations                 (4,737)           (411,043)
                                                                    ------------        ------------

Discontinued operations
                          Income from discontinued operations              1,815                 506
                          Loss from discontinued operations                   --             (80,000)
                                                                    ------------        ------------
                          Total discontinued operations                    1,815             (79,494)

                          Net Loss                                  $     (2,922)       $   (490,537)
                                                                    ============        ============

Loss per common share:

                          From continuing operations                $      (0.00)       $     (0.005)
                          From discontinued operations              $      (0.00)       $     (0.001)
                                                                    ------------        ------------
                          Net Loss                                  $      (0.00)       $     (0.006)
                                                                    ============        ============
Weighted average common shares outstanding                            24,423,477          77,709,870
                                                                    ============        ============

                 See accompanying notes to Financial Statements

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                    JUNE 30             JUNE 30
                                                                                      1999               2000
                                                                                   -----------        -----------
                                                                                   (UNAUDITED)        (UNAUDITED)
                                                                                   -----------        -----------

Cash Flows from Operating Activities:                                              $    (2,922)       $  (490,537)

Net Loss
Adjustments to Reconcile net loss to net cash provided by (used in) operating activities:
                   Shares issued for notes receivable                                       --            733,750
                   Shares issued for interest                                               --              1,250
                   Changes in operating assets and liabilities:
                             Prepaid expenses                                            2,500                 --
                             Notes Receivable                                               --           (733,750)
                             Accounts payable and accrued liabilities                      900                 93
                                                                                   -----------        -----------
Net Cash provided by (used in) Operating Activities                                $       478        $  (489,194)

Cash Flows from Investing Activities:
                   Investments                                                              --           (100,000)
                                                                                   -----------        -----------
Net Cash provided by (used in) Investing Activities                                $        --        $  (100,000)

Cash Flows from Financing Activities:
                   Issuance of common stock                                                 --            183,250

Net Cash from Financing Activities:
                   Advances from officer                                                  (150)           285,075
                   Convertible Debt                                                         --            (50,000)
                                                                                   -----------        -----------
Net Cash provided by (used in) Financing Activities                                $      (150)       $   418,325

Net Increase (Decrease) in cash and cash equivalents                               $       328           (170,869)

Cash at beginning of period                                                        $       119        $   246,355
                                                                                   ===========        ===========
Cash at end of period                                                              $       447        $    75,488
                                                                                   ===========        ===========

Supplemental disclosure:
                   Total interest paid                                             $        --        $    12,000
                                                                                   ===========        ===========

Non-cash transactions: (See Statement of Stockholders' Equity)
                   Shares Issued for Notes Receivable                                       --          5,237,500
                   Shares Issued for Convertible Debt                                       --          4,000,000
                   Shares Issued for Interest                                               --            100,000

                 See accompanying notes to Financial Statements

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Annual Report on Form 10-KSB.

NOTE 2. NOTE RECEIVABLE

In April of 2000, four individuals executed notes receivable pursuant to the S-8 filing that total $733,750. The note receivable was for a total of 5,237,500 common shares that was issued to the individuals. The notes were due 28 days from the date of execution and have not been paid. On August 1, 2000, a demand letter was sent by the Company for collection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Report and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, we direct your attention to Part I, Item 2.-- Management's Discussion and Analysis or Plan of Operation, and Part II, Item 1--Legal Proceedings. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

     In April 2000, the Company received a subpoena from the Oklahoma Department of Securities (the "Oklahoma Department") that requested, inter alia, the production of all documents in the possession of the Company relating to transactions with Broadcom, as well as the underlying transaction giving rise to the Broadcom stock issuances. Shortly thereafter, the Company's Board of Directors directed its outside counsel to conduct an internal investigation into all matters surrounding the attempted acquisition of control of the Company by Broadcom, Knight and others affiliated with them (collectively, the "Broadcom Group"). As a result of the investigation to date, the Company believes that, not only was it the subject of a scheme by the Broadcom Group to acquire control of the Company, but that the Broadcom Group acted as statutory underwriters in connection with the resale of the securities acquired by them from the Company, all of which, if true, constitute violations of federal and state securities laws. In June 2000, the Company received a similar subpoena from the SEC, and was notified that the SEC was conducting an investigation of the Company. See "PART II-Item 1. Legal Proceedings."

     As of the date of this Report, the Company has no significant assets, other than certain oil and gas properties comprising the discontinued oil and gas operations of the Company, and significant liabilities. Additionally, the Company currently has no cash flow from operations and, in fact, has been able to operate since May 2000 only because of advances made by the President of the Company.

     Without immediate outside funding, the Company will be unable to implement the shift of its business focus to telecommunications, as described in its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999. Because the Company believes that many shareholders may have acquired common stock of the Company in late 1999 and during the first calendar quarter of 2000 based on press releases and SEC filings disclosing the change in the Company's business from oil and gas to telecommunications, the Company has sought to implement this shift in business focus by appointing an Advisory Committee, engaging a telecommunications consultant and seeking business alliances that could result in the actual implementation of the Company's stated business mission.

RESULTS OF OPERATIONS

REVENUES

     The Company reported operating revenues of $2,404 for the three months ended June 30, 2000, compared to revenues of $130 for the three months ended June 30, 1999. Operating revenues for both periods were attributable to stock transfer fees collected by the Company. To date, none of the transactions underlying the Letter of Understanding, or the other transactions brought to the Company by the Broadcom Group, have resulted in any revenues to the Company. Moreover, the Company has significant liabilities and no significant assets, other than (i) its investments in certain ventures the ultimate value of which is speculative and uncertain, and (ii) the oil and gas properties comprising the discontinued oil and gas operations of the Company. Future revenue is directly dependant on how successful the Company is in funding its proposed operations.

     Other revenues of $506 and $1,815, respectively, were reported from the Company's discontinued oil and gas operations during the three months ended June 2000 and June 1999.

OPERATING EXPENSES AND LOSS

     The increase in operating expenses for the quarter ended June 30, 2000 in comparison to the operating expenses for the quarter ended June 30, 1999 was due in significant part to professional fees incurred in connection with the Company's internal investigation and the preparation of the Company's Form 10-KSB for the year ended March 31, 2000. Also contributing to the increase in operating expenses were advertising, promotion and travel expenses, which were incurred by the Broadcom Group during the first part of April 2000 prior to the initiation of the Company's internal investigation. The professional fees incurred during the three months ended June 30, 2000 included legal, consulting and accounting/audit fees. Legal fees accounted for $225,406, with such fees being distributed over five main categories: (i) representation of the Company in connection with the investigations of the Oklahoma Department and the SEC, including responses to the respective subpoenas of such agencies; (ii) investigation of matters relating to the subject matters of the respective regulatory investigations; (iii) preparation and filing of lawsuits to pursue claims identified as a result of the internal investigation; (iv) general corporate matters in connection with the Company's attempts to identify potential strategic alliances; and (v) preparation of Exchange Act reports and other securities compliance matters. The bank safe-keeping fees were paid to Sun Trust in Florida and related to a funding effort, subsequently cancelled, involving the potential pledge of the Company's common stock to secure a line of credit.

     In addition to the above expense items, the Company incurred interest expense of $13,250 during the three months ended June 30, 2000, in connection with quarterly interest payments on the Company's outstanding debentures. The interest expense in 1999 related to interest payable on certain convertible debt.

     For the three months ended June 30, 2000, the Company incurred a net loss of $490,537, compared to a net loss of 2,922 for the comparable period in 1999. The increase in net loss was primarily the result of the increase in operating expenses discussed above, as well as a write-off of certain oil and gas leases contributing to the loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal assets are four notes receivables totaling $733,750. These notes, which were issued in connection with the exercise of stock options, were executed by the obligors in April 2000 as 30-day notes and are now in a delinquent status. A demand letter has been sent to each of the obligors, and the Company plans to actively pursue the collection of these notes. Additionally, the Company continues to investigate the investments it made during the last quarter of its fiscal year ended March 31, 2000, to determine the existence of any value in the investments as well as the Company's course of action relating thereto.

     As a result of the internal investigation requested by the Board of Directors, the Company has instituted legal proceedings against various individuals, and is exploring its options with respect to the agreements it entered into with the Broadcom Group. However, unless immediate outside financing is obtained by the Company, it likely will be unable to pursue any or all of the pending or contemplated actions. The Company believes, however, that each of its pending actions is meritorious and, if pursued to conclusion, would result in the recovery of potentially significant judgments. However, collectibility of any judgment obtained cannot be assured.

     At June 30, 2000, the liabilities of the Company totaled $1,134,820, consisting primarily of indebtedness relating to the Company's repayment obligations in respect of its (i) Convertible Subordinated Debentures, totaling $700,000; (ii) a note payable of $50,000 to an unrelated third party; and (iii) notes payable of $352,250 to Ivan Webb, to evidence advances made by Mr. Webb to fund ongoing operations of the Company. Subsequent to June 30, 2000, Mr. Webb further advanced to the Company an additional $70,000.

     Unless the Company obtains immediate outside funding, the Company will be unable to implement the shift of its business focus to telecommunications, as described in its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999. Because the Company believes that many shareholders may have acquired common stock of the Company in late 1999 and during the first calendar quarter of 2000 based on press releases and SEC filings disclosing the change in the Company's business from oil and gas to telecommunications, the Company has sought to implement this shift in business focus by appointing an Advisory Committee, engaging a telecommunications consultant and seeking business alliances that could result in the actual implementation of the Company's stated business mission. All of such activities have been funded through advances made by Mr. Webb. However, Mr. Webb has advised the Company of his inability to further fund the operations of the Company.

     On August 11, 2000, the SEC filed a complaint against the Company and Mr. Webb and others, including Knight, Broadcom and certain other entities affiliated with the Broadcom Group, alleging various violations of federal securities laws and seeking preliminary and permanent injunctive relief, disgorgement and civil monetary penalties. In connection with the filing of such complaint, the SEC obtained an emergency, ex parte order appointing a receiver for the Company and a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets. Although the temporary restraining order is a temporary remedy, until a hearing on the SEC's motion for a preliminary injunction can be heard, the Company considers it likely that such injunctive relief will be granted. On the same day, the Oklahoma Department filed a similar proceeding in Oklahoma District Court. See Part II. Item 1-Legal Proceedings. The Company currently is unable to predict what effect these proceedings ultimately will have on its ability to implement a business plan or maintain its existence.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

REGULATORY ACTIONS

SEC ACTION

     On June 22, 2000, the SEC issued an order directing a private investigation of the Company involving potential violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. The Company, which had been producing documents in response to the SEC's subpoena and cooperating with the investigation, was informed by the SEC on August 11, 2000 that a complaint had been filed against it, as described below.

     On August 11, 2000, the SEC filed a complaint against the Company and Mr. Webb and others, including Knight, Broadcom and certain other entities affiliated with the Broadcom Group, alleging various violations of federal securities laws and seeking preliminary and permanent injunctive relief, disgorgement and civil monetary penalties. In connection with the filing of such complaint, the SEC obtained an emergency, ex parte order appointing a receiver for the Company and a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets. Although the temporary restraining order is a temporary remedy, until a hearing on the SEC's motion for a preliminary injunction can be heard, the Company considers it likely that such injunctive relief will be granted. The Company currently is unable to predict what effect these proceedings ultimately will have on its ability to implement a business plan or maintain its existence. The complaint is styled Securities and Exchange Commission v. BroadBand Wireless International Corporation, Broadcom Wireless Communications Corporation, Ivan W. Webb, and Donald L. Knight, Defendants, and Black Giant Resources Corporation, Broadband Wireless Communications Corporation, Medscan Technologies, Inc., and Kimberly Knight, Relief Defendants (United States District Court for the Western District of Oklahoma, CIV 00-1375)

     At the direction of Mr. Webb, the Company has cooperated with the SEC since the initiation of its investigation, and will continue to cooperate with the SEC and the receiver.

OKLAHOMA DEPARTMENT ACTION

     On April 13, 2000, the Company received an administrative subpoena from the Oklahoma Department in connection with an ongoing investigation of the Company. Although the Company had previously been informed by the Oklahoma Department that the Company and Mr. Webb were not currently targets of its investigation, in August 2000, the Oklahoma Department brought an action against, among others, the Company and Mr. Webb, as described in further detail below.

     On August 11, 2000, the Oklahoma Department filed a petition for permanent injunction, seeking relief similar in nature to that sought in the SEC's complaint. The petition is styled Oklahoma Department of Securities ex rel. Irving L. Faught, Administrator, v. BroadBand Wireless International Corporation, formerly Black Giant Oil Company, Broadband Wireless Communications Corporation, Broadcom Wireless Communications Corporation, Donald L. Knight, Ivan Webb, and Tommy K. Hill, Defendants, and DLK Family Trust, Englands Tea & Coffee Exchange Ltd., Kimberly Knight, Relief Defendants (District Court of Oklahoma County, CJ-2000-5851)

     At the direction of Mr. Webb, the Company has cooperated with the Oklahoma Department since the initiation of its investigation, and will continue to cooperate with the Oklahoma Department in connection with the current proceeding.

OTHER PROCEEDINGS AGAINST THE COMPANY

     On May 31, 2000, Aarow Environmental Group, Inc. ("Aarow") filed a petition in the District Court of Oklahoma County State of Oklahoma naming the Company, Broadband Wireless Communications, Inc., Broadcom Wireless Corporation and Cisco Systems, Inc. as parties to an interpleader suit in which Aarow tendered certain computer equipment in its possession to the court to make a determination of who has the right to the equipment. Aarow seeks the recovery for its costs and fees incurred in connection with the suit; no money damages are sought.

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

PROCEEDINGS BROUGHT BY THE COMPANY

     As reported in the Company's Form 10-KSB for the year ended March 31, 2000, the Company initiated its own internal investigation in May 2000. As a result of the findings of the outside counsel retained to conduct such investigation, the Company initiated legal proceedings against various individuals and entities, and had identified various other claims that it intended to pursue. The Company believes that, with the appointment of a receiver, any new proceedings will have to be brought by or through the receiver appointed by the federal court in connection with the SEC's complaint. The Company currently is unable to predict whether the receiver will choose to maintain the pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

     Item 5 of Part II of the Company's Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on July 21, 2000, is hereby incorporated by reference with respect to sales of the Company's securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     During July 2000, a stockholder of the Company made a proxy solicitation, which subsequently was withdrawn before the scheduled meeting date of July 26, 2000. On July 14, 2000, Broadcom sent a notice of Special Meeting in Lieu of Annual Meeting of Shareholders (the "Notice") and a proxy solicitation to the Company's shareholders. The Notice and proxy solicitation sought voting proxies for the election of three directors, John D. Jarvis, Albie Shaffer and James Angstad, as well as the transaction of "any other necessary business." After investigation, the Company determined that at least one of the named proxies, as well as one of the named nominees, had not given their consent to be included in such proxy solicitation. Additionally, the proxy solicitation materials had not been filed with the SEC, as is required by the federal proxy rules, nor did it comply with such rules requiring the disclosure of information about the proxy proponent and the nominees for director. Accordingly, after the Company made demand on Broadcom to withdraw the improper proxy solicitation, Broadcom sent a notice withdrawing the Notice and proxy statement to the shareholders receiving the original solicitation.

ITEM 5. OTHER INFORMATION.

     Subsequent to June 30, 2000, the Company entered into a Letter of Intent with Jarvis Entertainment Group, Inc. ("JEG") to form a joint venture limited liability company for the purpose of deploying broadband wireless connectivity. The proposed joint venture, which was subject to the execution of definitive joint venture agreements, was to have an initial capitalization of approximately $1.35 million,

$450,000 of which was to be contributed by Jarvis in cash and equipment upon execution of the definitive joint venture agreements, with the remaining $900,000 to be contributed by the Company in two tranches upon the successful completion of agreed joint venture milestones. On July 28, 2000, at a meeting between Mr. Webb and John Jarvis, the president of JEG, the Company was informed that the funding for JEG's cash portion of the initial capital requirement was to come from sales of the Company's common stock in the hands of third parties. At this time, the Company has determined not to pursue further any transaction with JEG, based on concerns about any funding involving the sale of the Company's securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER            NAME OF EXHIBIT
------            ---------------

*27.1             Financial Data Schedule

 99.1             Item 5 of Part II of the Company's Annual Report on Form
                  10-KSB/A, filed with the Securities and Exchange Commission on July 21, 2000, is hereby incorporated by reference.

*    Filed electronically herewith

(b)  Reports on Form 8-K:

     During the three months ended June 30, 2000, the Company filed the following 8-Ks:

     o    8-K dated March 3, 2000, filed on April 6, 2000, reporting under Item
          2. the consummation of various acquisitions. No financial statements were filed as a part of such report, and, as subsequently reported in the Company's 10-KSB for the year ended March 31, 2000, none of the reported acquisitions have been consummated, or, if consummated, have been repudiated by the other contracting party.

     o 8-K dated May 15, 2000, filed on May 17, 2000, reporting under Item 5. the issuance of a press release announcing the commencement of an internal investigation and other matters. No financial statements were filed as a part of such report.

     o 8-K dated May 17, filed on May 26, 2000, reporting under Item 5. the issuance of two press releases announcing the commencement of certain litigation and disclaiming the issuance of a news release purported to be issued by the Company. No financial statements were filed as a part of such report.

     o    8-K dated June 21, 2000, filed on June 21, 2000, reporting under Item
          5. the adoption of amended and restated bylaws of the Company. No financial statements were filed as a part of such report.

     o    8-K dated June 22, 2000, filed on June 22, 2000, reporting under Item
          5. (i) the issuance of a press release announcing the resignation of directors and termination of officer, and (ii) commencement of certain litigation. No financial statements were filed as a part of such report.

     o    8-K dated June 29, 2000, filed on June 29, 2000, reporting under Item
          4. the resignation of the Company's independent accountants and the engagement of new independent accountants. No financial statements were filed as a part of such report.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BROADBAND WIRELESS INTERNATIONAL CORPORATION



                            /s/ Ivan W. Webb
                            ----------------------------------------------------
Date: August 14, 2000       Ivan W. Webb,
                            President and Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         NAME OF EXHIBIT
------         ---------------

*27.1          Financial Data Schedule

 99.1          Item 5 of Part II of the Company's Annual Report on Form
               10-KSB/A, filed with the Securities and Exchange Commission on July 21, 2000, is hereby incorporated by reference.

     *    Filed electronically herewith