Form 10QSB
period 2000-09-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2000-11-24
CIK 12388

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                             10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended September 30, 2000

                  Commission File No. 0-08507

          BroadBAND Wireless International Corporation
          ____________________________________________
         (Name of small business issuer in our charter)

                    Black Giant Oil Company
                    _______________________
             (Former Name of small business issuer)

            Nevada                                 75-1441442
    ______________________________              _______________
   (State or other jurisdiction of             (IRS Employer ID
    incorporation or organization)                 Number)

   211 N. Robinson, Suite 1750, Oklahoma City, Oklahoma 73102
  ___________________________________________________________
      (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: 405-272-5711

     Indicate by check mark whether the issuer (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes X           No
                                             _____          _____

     The number of shares of our common stock, par value
$0.0125, outstanding as of September 30, 2000. 97,206,537

                       Table of Contents

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .1

         ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . .2

         ITEM 2.  MANAGEMENT'S DISCUSSION
                  AND ANALYSIS OR PLAN OF
                  OPERATION. . . . . . . . . . . . . . . . . . .8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .10

         ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . .10

         ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . .10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . .12

                  PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Except as otherwise required by the context, references in this quarterly report to "the Company," "we," "our" and "us" refer to BroadBAND Wireless International Corporation. We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. However, in the opinion of management, all adjustments necessary to present fairly the financial position and result of operations for the periods presented have been made. The financial statements should be read in conjunction with the financial statements and notes thereto included in its SEC Form 10-KSB for the period ended March 31, 2000.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results that may be expected for the fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10K-SB for the year ended March 31, 2000.

           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                          Balance Sheets

                                       September 30    March 30
                                           2000          2000
                                        (Unaudited)    (Audited)
                                       ____________   ___________
                    ASSETS
                    ______

Current Assets:
______________
Cash                                     $   90,923    $ 246,355
Note Receivable                             563,750            -
Prepaids                                          -            -
                                         __________    _________
     Total Current Assets                   654,673      246,355
Investments                                 472,500      497,500
___________
Other Assets:
____________
Net assets of discontinued operations       230,843      230,844
     (Note 6)                            __________    _________

                                            230,843      230,844
     Total Assets                        $1,358,016    $ 974,699
                                         ==========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ____________________________________
Current Liabilities
___________________
Accounts Payable and accrued liabilities $   49,108    $  32,477
Convertible Subordinated Debentures         650,000      700,000
convertible Debt                                  -       50,000
Notes Payable                                50,000      112,250
Advances from officer                       422,250        4,925
                                         __________    _________
     Total Current Liabilities            1,171,358      899,652

Commitments and Contingencies                     -            -
_____________________________

Stockholders' Equity
_____________________
Preferred Stock, $.10 par value,                  -            -
   25,000,000 shares authorized; none
   issued and outstanding
Common stock, $.0125 par value,           1,052,832      854,707
   25,000,000 shares authorized;
   84,226,537 and 68,376,537 shares
   issued and outstanding
Additional paid-in capital                2,066,787    1,346,663
Stock to be issued                                -            -
Accumulated deficit                      (2,931,561)  (2,124,923)
                                         __________   __________
                                            188,058       76,447
     Less Treasury stock (14,184 and
          20,700 shares)                     (1,400)      (1,400)
                                         __________   __________
     Total Stockholders' Equity             186,658       75,047
                                         __________   __________

     Total Liabilities and Stockholders'
          Equity                         $1,358,016   $  974,699
                                         ==========   ==========

         See accompanying notes to Financial Statements.

           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                     Statements of Operations

                               Three Months Ended          Six Months Ended
                          ____________________________ ___________________________
                          September 30    September 30  September 30  September 30
                             2000            1999          2000          1999
                          (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                          ___________     ____________  ___________   __________
Revenues:
  Miscellaneous
   Income                 $    20,204    $      40    $    22,608   $     170

   Total Revenues              20,204           40         22,608         170

Operating Expenses:
 Salaries                           -                       7,500
 Advertising & Promotion            -                      77,000
 Bank Safe Keeping Fees             -                      20,000
 Professional Fees            132,447                     365,640
 Travel                             -                      28,611
 General and Administrative     9,711       26,789         43,604      28,256
                            _________    _________      _________   _________
                              142,158       26,789        542,355      28,256

  Loss from operations       (121,954)     (26,789)      (519,747)    (28,086)
                            _________    __________     __________  _________
Other income (expense)
 Interest income                    -             _             -           _
 Short Swing Income                 -             _             -           _
 Other Expense                (70,000)            _       (70,000)          _

 Interest expense              (4,500)       (3,400)      (17,750)     (6,800)
                            _________    __________     _________    ________
 Total other expense          (74,500)       (3,400)      (87,750)     (6,800)
                            _________    __________     _________    ________
 Loss from continuing
    operations               (196,454)      (30,149)     (607,497)    (34,886)

Discontinued operations
 Income from discontinued
    operations                  5,351         5,857         1,270
 Loss from discontinued
    operations               (125,000)         (545)     (205,000)
                            _________     _________     _________    ________

 Total Discontinued
   Operations                (119,649)         (545)     (199,143)      1,270

 Loss before extraordinary
   items                     (316,103)      (30,694)     (806,640)    (33,616)


Extraordinary Items                 -             -             -           0
                            _________     _________     _________   _________
  Net Loss                  $(316,103)    $ (30,694)   $ (806,640)  $ (33,616)
                            =========     =========    ==========    ========

Loss per common share:

 From continuing operations $  (0.002)     $  (0.001)  $  (0.008)   $ (0.001)
 From discontinued
   operations               $  (0.002)     $  (0.000)  $  (0.002)   $ (0.000)
 From extraordinary items   $       -      $       -   $       -    $      -
 Net Loss                   $  (0.004)     $  (0.001)  $  (0.010)   $ (0.001)
                            ==========     ==========  ==========   =========
Weighted average common
   shares outstanding      84,224,537     24,423,477   80,013,310  25,423,477

           See accompanying notes to Financial Statements.

           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                     Statements of Cash Flows


                         Six Months Ended     Six Months Ended
                           September 30         September 30
                               2000                 1999
                            (Unaudited)          (Unaudited)
                         ________________      _______________
Cash Flows from
Operating Activities:    $       (806,640)     $       (33,616)

Net Loss

Adjustments to Reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
   Shares issued for
    services                            -                    -
   Shares issued for
    notes receivable                733,750
   Shares issued for
    interest                          1,250                  -
   Changes in operating
    assets and liabilities:
      Prepaid expenses                    -              5,000
      Notes Receivable             (563,750)
      Accounts payable and
       accrued liabilities           16,633              4,300
      Net assets of discontinued
       operations                         -                  -
                               _____________        ___________
Net Cash provided by (used
 in) Operating Activities     $    (618,757)           (24,316)

Cash Flows from Investing
Activities:
  Investments                       (25,000)                 -
                               _____________      _____________
Net Cash provided by
 (used in) Investing
 Activities                   $     (25,000)     $           -

Cash Flows from Financing Activities:
  Issuance of common
  stock                             183,250             25,000
  Advances from Officer             355,075               (150)
  Note payable                            -                  -
  Convertible debt                  (50,000)                 -
  Proceeds from debentures                -                  -
                              _____________      ______________

Net Cash provided by
 (used in) Financing
 Activities                  $      488,325       $      24,850

Net Increase (Decrease)
in cash and cash
equivalents                        (155,432)                534

Cash at beginning of year    $      246,355       $         119
                             ==============       =============

Cash at end of year          $       90,923       $         653
                             ==============       =============
Supplemental disclosure:
  Total interest paid        $       16,500       $           -
                             ==============       =============

Non-cash transactions: (See Statement of Stockholders' Equity)
______________________________________________________________

 Shares Issued for Assets                -                    -
 Shares Issued for Services              -                    -
 Shares Issued for Notes
  Receivable                      5,237,500                   -
 Shares Issued for
  Convertible Debt                4,000,000                   -
 Shares Issued for Interest         100,000                   -

          See accompanying notes to Financial Statements.
















           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

Subsequent Events

Several events have occurred subsequent to the Balance Sheet date of September 30, 2000 that warrants disclosure:

1) On October 6, "Net Assets of discontinued operations" containing several oil leases was sold for $10,000.
2) On October 17, 2000, a settlement was reached in the lawsuit between the Company and Aero Broadband whereas the Stock recorded as Investment ($472,500) was returned to Aero Broadband, a total of $400,000 of the Convertible Subordinated Debentures was assumed by Aero Broadband, and $250,000 of the $400,000 cash settlement was collected by October 31, 2000.
3) Due to a settlement with the former officer (Ivan Webb) the Advances from Officer have been written off ($422,250).

These items are discussed in further details in this Form 10QSB or incorporated by reference.




















           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

A ProForma Balance Sheet (Unaudited) as of October 31, 2000 is presented below:

                              ASSETS

Current Assets:
_______________
Cash                                              $    345,271
Note Receivable                                        563,750
Accounts Receivable                                    158,118
                                                   ___________
     Total Current Assets                            1,067.139

     Total Assets                                  $ 1,067.139

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
____________________
Accounts Payable and accrued liabilities           $    70,857
Convertible Subordinated Debentures                    150,000
Convertible Debt                                             -
Notes Payable                                           50,000
Advances from officer                                        -
                                                   ____________
     Total Current Liabilities                         270,857

Commitments and Contingencies                                -

Stockholders' Equity
Preferred Stock, $.10 par value,
25,000,000 shares authorized;                                -
none issued and outstanding

Common Stock, $.0125 par value,                      1,052,832
250,000,000 shares authorized;
84,226,537 and 68,376,537
shares issued and outstanding

Additional paid-in capital                           2,066,787
Stock to be issued                                           -
Accumulated deficit                                 (2,321,937)
                                                   ____________
                                                        797,682

     Less Treasury stock (14,184 and 20,700 shares)      (1,400)
                                                   _____________

     Total Stockholders' Equity                         796,282

     Total Liabilities and Stockholders' Equity      $ 1,067,139


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward-looking information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will,"
"should," "expects," "plans," "anticipates," "believes,"
"estimates," "predicts," "potential" or "continue or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to (i) the ability of the Temporary Receiver to locate and recover assets of the Company; (ii) the election of a board of directors; (iii) the appointment of other management for the Company; (iv) the ability of the Company to enter into a business combination or merger; (v) the ability of the Company to utilize the Proposed Business Plan;
and (vi) the outcome of the Klaus/Rose Lawsuits and the additional
Lawsuits.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results, or new information or otherwise.

Pursuant to the Order entered by United States District Court for the Western District of Oklahoma in Securities and Exchange
Commission vs. Broadband Wireless International Corp., et al., Case
No. CIV-00-1375-R (the "SEC Lawsuit") entered August 11, 2000, which required a report by the Temporary Receiver to the Court concerning the Receiver's activities, Temporary Receiver has filed two reports to the Court dated September 15, 2000 and October 31, 2000, both of which are attached as exhibits hereto. The report dated September 15, 2000, covered the period from August 11, 2000 to September 15, 2000 and the report dated October 31, 2000 covered the period from September 16, 2000 through October 31, 2000. As indicated in those reports, the Company has no business activities or operations as of September 30, 2000 and that remains the case as of the date of the filing of this report. As reflected in the reports, Temporary Receiver has been engaged in locating assets of the Company along with assets of the other Receivership Defendants, Broadcom Wireless, Black Giant Oil Company, Ivan Webb and Donald L.
Knight. In addition, the Temporary Receiver has entered into several settlement agreements with third-parties which have provided revenues for operation of the Receivership and the payment of outstanding indebtedness during the reporting period. The
President of the Company, Ivan Webb has surrendered books and records of the Company to the Receiver and has not been engaged in active management of the Company since August 11, 2000. No other officers of the Company are performing any activities of the Company during this reporting period and the two remaining directors, Ivan Webb and Howard B. Siegel have not been active as directors of the Company. It is anticipated that the officers and directors referenced above will resign their positions by December
31, 2000. It is anticipated that a new board of directors and management will be elected by such time.

During the reporting period, the Receiver has also been in communication with third-parties who are interested in entering into a business combination or merger with the Company which could result in the Company commencing or joining with such third-parties for the purpose of operating a communications business. The
Receiver is also in receipt of a business plan (the "Proposed
Business Plan") from Ron D. Harris of Edmond, Oklahoma who was engaged by the Company before the SEC referenced lawsuit, which plan describes an internet site provider business operation which the Company could undertake in the greater Oklahoma City geographical market. During the reporting period no steps have been taken to commence such operation and no assurance can be given that any steps will be taken to implement the Proposed Business
Plan or that if implemented such will prove to be beneficial to the Company.

As a result of activities described in the Complaint filed by the SEC in the above-referenced action on August 11, 2000 there are a number of former and current shareholders who may have claims for damages arising from violations of various laws and/or regulations.
None of those claims have been determined. Two such claims are set forth in lawsuits styled Frank L. Klaus, Jr. v. Broadband Wireless, et al., No. CJ-2000-4319-65, and Larry A. Rose v. Black Giant
Resources, No. CJ-2000-4834-65, filed in the District Court of
Oklahoma County, State of Oklahoma in July of 2000 (together, the
"Plans/Rose Lawsuits"). These actions are currently stayed pursuant to the Stay Order entered in the SEC Federal Court action on August
11, 2000.  The Company anticipates that additional lawsuits (the
"Additional Lawsuits") will be filed against the Company in connection with activities prior to the filing of the SEC Lawsuit.
While the Company intends to defend itself against the Klaus/Rose
Lawsuits and the Additional Lawsuits if and when the Stay Order is lifted no assurance can be made as to the favorable outcome of such litigation. Judgments rendered against the Company in some or all of such litigation could have a material adverse effect on the Company.


                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The legal proceedings involving the Company are described in exhibits to this report and are described by the 8-K reports filed by the Company on August 11, 2000 and October 17, 2000. See also
Item 2 above.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

A.  On or about September 26, 2000, Broadcom Wireless
Communications Corporation surrendered to the Company 13 million shares of stock of Black Giant Oil Company, the predecessor to the Company, which had been issued November 8, 1999. This Certificate and the shares represented by it will be canceled along with shares representing 10 million shares of the Company's common stock which has been returned to the Company since the Receiver has been appointed. The cancellation of these shares will reduce the number of outstanding shares of the Company from 97,206,537 to approximately 74,000,000.

ITEM 5.  OTHER INFORMATION
         CHANGES IN MATTERS DESCRIBED IN THE 10KSB-A REPORT FILED
         JULY 21, 2000 - OIL AND GAS PROPERTIES

The Company's remaining oil and gas properties were disposed of for $10,000.00 in cash to William Miertschin on September 30, 2000 because the properties were either not operating or abandoned or had no substantial value. The Company is no longer engaged in the oil and gas business except for the receipt of revenues from a working interest operated by Ultra Oil & Gas, Inc., Austin, Texas, which has an approximate annual revenue of less than $3,000.00.
That interest has been assigned to William Miertschin as one of the properties he acquired as a result of the sale described.

BROADCOM

All of the activities between Broadband and Broadcom Wireless have ceased and Broadcom's former president, Donald Knight, has failed to appear for a hearing concerning a motion to revoke his federal probation. No assets of Mr. Knight which may belong to the Company have been located. The receiver has been unable to locate any assets of Broadcom, Black Giant Resources or Medscan Technologies.
The Company is no longer exploring its options with respect to the Broadcom group regarding the transactions that were the subject of the letter of understanding.


The GetMore Wireless Transaction was the subject of a lawsuit filed by the Company in the District Court of Oklahoma County, Oklahoma and is related to the GetMore Communications transaction and the Global Access transaction. Those transactions were never completed and the Company entered into a settlement agreement with Baker, Duke, Aarow Environmental and GetMore which was approved by the Court on October 17, 2000, as reflected in Ex. 2.

ACQUISITIONS OF COMMON STOCK FROM WEBB AND RESALES OF SECURITIES BY
THE BROADCOM GROUP.  Following the appointment of Receiver the
Company has made claims against certain shareholders who acquired their stock from Webb or through the Broadcom Group and it is anticipated that a number of shares will be returned to the Company because they were illegally issued or no consideration was paid for such shares.

The Company has identified the recipients of shares of common stock registered on the Company's Form S-8
Registration No. 333-35440 regarding the Company's 2000 stock option plan and is in the process of attempting to recover a portion of such shares from persons whom the Company believes improperly or illegally obtained shares. Lawsuits have been filed by the Company, and the Company intends to file additional lawsuits against those persons to recover the shares or the consideration received by the recipients of those shares when they were resold and such proceeds, if any, will be placed in the Receiver's bank account at MidFirst
Bank of Oklahoma City.

THE ITELL TRANSACTION

The lawsuit filed by the Company against Hill, Ado and iTell is still pending, and it is unknown what damages, if any, may be recovered from those entities by the Company.

INTERNAL INVESTIGATION. As previously stated, the Company's Receiver and counsel have been conducting an internal investigation since
August 11, 2000 concerning all of the matters discussed herein.
The Company anticipates filing lawsuits against current and former officers, directors and 10 percent shareholders who may have liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") which imposes liability on officers and directors of an issuer for short-swing trading in equity securities if the issuer has a class of equity securities registered under Section 12 of the Exchange Act, and on the beneficial owner of 10 percent or more of the class of equity securities registered by such issuer under Section 12.



OTHER POTENTIAL SHAREHOLDERS

The Company has become aware that as the result of transfer of the Company shares to Broadcom Wireless that there are a number of persons who may have entered into agreements to purchase stock of the Company through Broadcom and may have paid consideration for the issuance of such stock, but never received stock from Broadcom or from the Company. The Company continues to investigate these matters and believes that it may be necessary to issue additional stock to such persons or to refund consideration regarding these transactions.

DIRECTORS, OFFICERS, PROMOTERS AND CONTACT PERSONS

No director, officer, promoter or contract person has been actively involved in the Company's business affairs since August 11, 2000.
Ivan Webb and Donald Knight are restrained and enjoined from any securities transactions relating to the Company under the order entered August 11, 2000 by the federal court.

No director, officer, promoter or contract person has received any compensation from the Company since August 11, 2000.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Exhibits

    27   Financial Data Schedule
    99.1 Receiver Report, September 15, 2000
    99.2 Receiver Report, October 31, 2000

(b) Reports on Form 8-K

    A current report on Form 8-K (Item 4 - Change in Registrant's
Certifying Accountant) dated June 29, 2000, was filed by the Company reporting the resignation of Jackson & Rhodes, P.C. ("JR") the Company's independent certifying accountants on June 24, 2000, and the engagement of Clyde Bailey, P.C. as the Company's independent certifying accountant for the fiscal year ending March
31, 2000. Such Form 8-K indicated that during the two most recent fiscal years and the interim periods subsequent to the Registrant's fiscal year ended March 31, 1999, there have been no disagreements between the Registrant and JR on any matter of accounting principles or practices, financial statement disclosure auditing scope or procedure, or any reportable events as defined in Item
304(a)(1)(iv) of Regulation S-B.


    A current report on Form 8-K/A (Item 4 - Change in Registrant's
Certifying Accountant) dated August 9, 2000, was filed by the Company reporting the resignation of Jackson & Rhodes, P.C. ("JR") the Company's independent certifying accountants on June 24, 2000, and the engagement of Clyde Bailey, P.C. as the Company's independent certifying accountant for the fiscal year ending March
31, 2000. Such Form 8-K/A indicated that during the two most recent fiscal years and the interim periods subsequent to the Registrant's fiscal year ended March 31, 1999, there have been no disagreements between the Registrant and JR on any matter of accounting principles or practices, financial statement disclosure auditing scope or procedure, or any reportable events as defined in
Item 304(a)(1)(iv) of Regulation S-B, except such reports were modified to include on explanatory paragraph for a going concern uncertainty.

   A current report on Form 8-K (Item 3. Bankruptcy or Receivership) dated August 11, 2000, was filed by the Company on August 28, 2000, reporting the filing of a Complaint in the United States District
Court by the Securities and Exchange Commission against the Company, its president and other related entities alleging various violations of federal securities laws. In connection therewith, the SEC obtained an emergency, ex parte order appointing the Temporary Receiver for the Company.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 BROADBAND WIRELESS
                                 INTERNATIONAL CORPORATION


November 22, 2000                By: /s/ Peter B. Bradford
                                    ____________________________________
                                    Peter B. Bradford
                                    Temporary Receiver
