Form 10QSB
period 2000-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2001-02-20
CIK 12388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2000

Commission File No. 0-08507

BroadBand Wireless International Corporation
(Name of small business issuer in our charter)

Black Giant Oil Company
(Former Name of small business issuer)

               Nevada                                                                                              75-1441442
(State or other jurisdiction of                                                                   (IRS Employer ID Number)
incorporation or organization)

211 N. Robinson, Suite 1750, Oklahoma City, Oklahoma 73102
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

                                                             Yes   X       No___

The number of shares of our common stock, par value $0.0125, outstanding as of December 31, 2000 97,206,537

                                                                                                                                             Page No.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

             Balance Sheet - December 31, 2000, and March 31, 2000 . . . . . . . . . . . . . . . . . . .  2

             Statement of Operations
             - Three and Nine Months Ended December 31, 2000, and 1999 . . . . . . . . . . . . . . . 3

             Statement of Cash Flows
             - Nine Months Ended December 31, 2000, and 1999 . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BroadBand Wireless International Corporation (the "Company") (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

The results of operations for the nine months ended December 31, 2000, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2001.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Balance Sheets

                                                                                             December 31      March 31
                                                                                                   2000                 2000
                                                                                              (Unaudited)       (Audited)

                                                              A S S E T S

Current Assets:
Cash                                                                                  $      371,114        $   246,355
Notes Receivable                                                                       211,218
Prepaids                                                                                                -                         -
                                                                                              _________        _________
          Total Current Assets                                                         582,332             246,355

Investments                                                                                            -              497,500

Other Assets:
Net assets of discontinued operations                                                    -             230,844
                                                                                              _________       _________
                                                                                                              -            230,844
          Total Assets                                                                $   582,332      $    974,699
                                                                                              ========      ========

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
Accounts Payable and accrued                                              $     90,649      $    32,477
Convertible Subordinated Debentures                                        150,000          700,000
Convertible Debt                                                                                   -            50,000
Notes Payable                                                                              50,000         112,250
Advances from officer                                                                            -             4,925
                                                                                                ________       ________

          Total Current Liabilities                                                     290,649         899,652

Commitments and Contingencies                                                            -                    -

Stockholders' Equity
Preferred Stock, $.10 par value, 25,000,000 shares                              -                    -
     authorized; none issued and outstanding
Common stock, $.0125 par value, 250,000,000 shares           1,052,832        854,707
     authorized; 84,226,537 and 68,376,537
     shares issued and outstanding
Additional paid-in capital                                                          2,066,787     1,346,663
Stock to be issued                                                                                  -                   -
Accumulated deficit                                                                (2,826,536)   (2,124,923)
                                                                                            __________     ________
                                                                                                  293,083          76,447
          Less Treasury stock, at cost                                               (1,400)         (1,400)
                                                                                            __________     _________
          Total Stockholders' Equity                                               291,683          75,047
                                                                                             __________    _________
          Total Liabilities and Stockholders' Equity                   $    582,332    $  974,699
                                                                                             =========    ========

                                         See accompanying notes to Financial Statements.

                                                                             2

                        BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                                          Statements of Operations

                                                                                                    Three Months Ended                                 Nine Months  Ended
                                                                    December 31          December  31               December 31         December 31
                                                                                                  2000                        1999                               2000                          1999
                                                                                          (Unaudited)            (Unaudited)                  (Unaudited)           (Unaudited)
Revenues:
     Miscellaneous Income                                           $                  -           $                   345         $        22,608         $               515
                                                                                         _________           ___________          _________         _________
          Total revenues                                                                       -                                345                   22,608                          515

Operating Expenses:
      Consulting Fees                                                               25,403                                                         32,903
      Advertising & Promotion                                                        -                                                          77,000
      Bank Safe Keeping Fees                                                          -                                                          20,000
      Professional Fees                                                          128,228                                                        493,868
      Travel                                                                                          -                                                           28,611
      General and Administrative                                           22,964                          58,008                     66,568                   86,264
                                                                                         _________            ___________          _________        _________
                                                                                                176,595                           58,008                  718,950                   86,264
                                                                                         _________            ___________          _________        _________
          Loss from operations                                              (176,595)                         (57,663)               (696,342)               (85,749)
                                                                                         _________            ___________          _________        _________
Other income (expense)
     Interest income                                                                          -                                                                     -
     Short Swing Income                                                                  -                                                                     -
     Other Income (Expense)                                               (306,275)                                                       (70,000)
     Interest expense                                                                        -                              (5,588)                (17,750)                 (12,388)
                                                                                         _________           ____________         _________         _________
          Total other expense                                                 (306,275)                           (5,588)                 (87,750)                (12,388)
                                                                                         _________            ____________        _________         _________
          Loss from continuing operations                         (482,870)                           (63,251)             (784,092)                 (98,137)

Discontinued operations
           Income from discontinued operations                     2,100                               1,996                     7,957                     3,266

          Loss from discontinued operations                     (220,843)                                     -                (205,000)
                                                                                         _________            ___________           _________        _________
          Total discontinued operations                             (218,743)                             1,996                 (197,043)                   3,266

          Loss before extraordinary items                           (701,613)                          (61,255)               (981,135)                (94,871)
                                                                                       ;
Extraordinary items                                                                        -                                      -                               -                            0
                                                                                        _________             ___________            _________        ________
          Net Loss                                                            $      (701,613)           $            (61,255)           $    (981,135)        $    (94,871)
                                                                                        =========             ===========            =========        ========
Loss per common share:

          From continuing operations                         $          (0.006)             $           (0.004)             $       (0.009)        $      (0.004)
          From discontinued operations                     $          (0.002)             $             0.000              $       (0.002)        $       0.000
          From extraordinary items                               $                   -              $                     -               $               -          $              -
                                                                                       _________              __________               ________           ________
          Net Loss                                                            $         (0.008)            $            (0.004)              $       (0.012)        $       (0.004)
                                                                                       =========              ==========               ========           ========

Weighted average common shares outstanding    84,224,537                   14,350,227                84,224,537           26,815,921
                                                                                        =========             ==========              =========        ======= =

See accompanying notes to Financial Statements.

                           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                                                  Statements of Cash Flows

                                                                                           Nine Months Ended     Nine Months Ended
                                                                                                  December 31               December 31
                                                                                                         2000                               1999
                                                                                                   (Unaudited)                  (Unaudited)

Cash Flows from Operating Activities:                                 $               (981,135)      $               (94,871)

Net Loss
Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
          Shares issued for services                                                                       -                            49,344
          Shares issued for notes receivable                                                733,750
          Shares issued for interest                                                                  1,250                            4,375
          Changes in operating assets and liabilities:
               Prepaid expenses                                                                               -                                    -
               Notes Receivable                                                                  (211,218)
               Accounts payable and accrued liabilities                                   58,172                           10,307
               Net assets of discontinued operations                                                 -                                    -
                                                                                                ______________        ______________
Net Cash provided by (used in) Operating Activities               $           (399,181)        $               (30,845)

Cash Flows from Investing Activities:
          Net Assets from Discontinued Operations                                   230,844
          Investments                                                                                  497,500                                    -
                                                                                               ______________         ______________
Net Cash provided by (used in) Investing Activities                $             728,344         $                          -

Cash Flows from Financing Activities:
          Issuance of common stock                                                           462,771                          80,000
          Advances from officer                                                                    (4,925)                          (2,650)
          Note Payable                                                                               (62,250)                        (46,000)
          Convertible Debt                                                                        (600,000)                                  -
          Proceeds from debentures                                                                       -                                   -
                                                                                               ______________          ______________
Net Cash provided by (used in) Financing Activities               $            (204,404)        $               31,350

Net Increase (Decrease) in cash and cash equivalents                            124,759                               505

Cash at beginning of period                                                     $             246,355          $                   119
                                                                                                ============           ============
Cash at end of period                                                              $             371,114           $                  624
                                                                                                ============           ============
Supplemental disclosure:
          Total interest paid                                                          $              17,750            $               6,300
                                                                                                ============            ===========
Non-cash transactions:
          Shares Issued for Assets                                                                         -                    10,000,000
          Shares Issued for Services                                                                      -                                     -
          Shares Issued for Notes Receivable                                          5,237,500                                   -
          Shares Issued for Convertible Debt                                           4,000,000                                   -
          Shares Issued for Interest                                                             100,000

See accompanying notes to Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Discontinued Operations

The Company's oil and gas properties that had been carried as "Discontinued Operations" were sold for $10,000 in the first part of October 2000. The resulting loss, $220,844 has been recorded in the Statement of Operation as Loss from Discontinuing Operations.

Advances to Offer

Due to a settlement with a former officer (Ivan Webb) the "Advances from Officer" ($422,250) that was carried as a Current Liability has been written off to other income.

Settlement Agreement

On October 17, 2000, a settlement was reached in the lawsuit between the Company and AARO Broadband Wireless Communications Corporation whereas the Stock recorded as Investment ($472,500) was returned to AARO Broadband Wireless Communications Corporation , a total of $500,000 of the Convertible Subordinated Debentures was assumed by AARO Broadband Wireless Communications Corporation, and a $400,000 cash settlement was collected.

Subsequent Events

Several events have occurred subsequent to the Balance Sheet date of December 31, 2000 that warrant disclosure:

1.  On January 18, 2001 the Company canceled 22,454,011 shares of the Company's common stock which had been surrendered to the Company or had been obtained by various shareholders in violation of the law or for which no consideration had been provided.

2.  The Company received Court approval on February 7, 2001 to immediately commence with business operations pursuant to the Business Plan.

3.  The Receiver entered into a settlement agreement on or about December 24, 2000 with M. L. Braxton, a recipient of shares under the Company's Form S-8 Registration Statement, filed April 21, 2000. Pursuant to the settlement agreement Mr. Braxton, in January of 2001, assigned several notes receivable to the Company for a total of about $300,000, which will be paid out in several payments over many months. M.L. Braxton also transferred 250,000 shares of the Company's common stock to the Company.

These items are discussed in further details in this Form 10-QSB or incorporated by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Receiver to locate and recover assets of the Company; (ii) the appointment of officers for the Company; (iii) the ability of the Company to enter into a business combination or merger; (iv) the ability or inability to continue operations using the Business Plan; (v) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (vi) anticipated financial performance; (vii) ability to comply with the Company's general working capital requirements; (vii) the outcome of the Klaus/Rose Lawsuits and the Potential Lawsuits; and (viii) the cancellation of shares of the Company's Common Stock issued without consideration or in violation of applicable law.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements.

We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The Company previously reported in its Current Report on Form 8-K dated October 23, 2000, that the Securities and Exchange Commission (the "SEC") obtained an emergency, ex parte order (the "Order") appointing Peter B. Bradford, an Oklahoma City attorney, as temporary receiver (the "Receiver") for the Company (and two related entities, BroadCom Wireless Communications Corporation, an Oklahoma corporation, and Black Giant Resources Corporation, an Oklahoma corporation), and also obtained a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets. The complaint is styled Securities and Exchange Commission v. BroadBand Wireless International Corporation, BroadCom Wireless Communications Corporation, Ivan W. Webb, and Donald L. Knight, Defendants, and Black Giant Resources Corporation, Broadband Wireless Communications Corporation, Medscan Technologies, Inc., and Kimberly Knight, Relief Defendants (United States District Court for the Western District of Oklahoma, CIV 00-1375) (the "SEC Lawsuit"). Pursuant to the Order entered by United States District Court for the Western District of Oklahoma (the "Court"), the Receiver has filed two reports to the Court since the date of this Order regarding activities conducted by the Receiver during this reporting period dated October 31, 2000 and January 5, 2001, both of which are attached as exhibits hereto. The report dated October 31, 2000 covered the period from September 16, 2000 through October 31, 2000, and the report dated January 5, 2001 covered the period from October 31, 2000 to January 5, 2001. As indicated in those reports, the Company had no business activities or operations as of December 31, 2000. However, on February 7, 2001, the Court approved the commencement of business operations pursuant to the Business Plan (as defined below). As reflected in the reports, the Receiver has been engaged in locating assets of the Company along with assets of the other SEC Lawsuit defendants, BroadCom Wireless Communications Corporation (''BroadCom''), Black Giant Resources Corporation, Ivan Webb, Donald L. Knight and Kimberly Knight.

In October 2000, the Receiver appointed an advisory committee of interested shareholders of the Company to evaluate possible business combinations with one or more other entities, which could establish business operations producing revenues and earnings for the Company. That advisory committee consisted of Albie Shaffer of Sugarland, Texas, Dr. Ron Tripp of Norman, Oklahoma, Michael Holbrook of Edmond, Oklahoma and William Higgins of Claremore, Oklahoma. On December 21, 2000, the Board of Directors of the Company appointed three of the members of the advisory committee, Albie Shaffer, Ron Tripp and William Higgins, to vacant positions on the Board of Directors of the Company, in accordance with the Company's Bylaws. Also on December 21, 2000, Ivan Webb and Howard B. Siegel resigned from the Board of Directors of the Company. Neither Mr. Webb nor Mr. Siegel stated that their resignations were precipitated by a disagreement with the Company or any matter relating to the Company's operations. On December 28, 2000 the Board of Directors elected Albie Shaffer to Chairman of the Board of Directors, appointed Ron Tripp to the position of Secretary and Treasurer of the Company and appointed Ron D. Harris as Chief Operating Officer. Mr. Harris was previously a technical consultant to the Company who had been retained by the Company prior to the SEC Lawsuit. On December 28, 2000, Elizabeth Webb resigned as Secretary of the Company.

The Company continues to be in communication with third parties who are interested in entering into a business combination or merger with the Company which could result in the Company commencing, or joining with such third parties to operate, a communications business. All current communications are exploratory only, and there are no assurances that a potential combination or merger or other business purchase arrangement involving the Company will be realized.

In December 2000, the Board of Directors considered a business plan (the "Business Plan"), which plan described an internet site provider business operation in the greater Oklahoma City geographical market. The Company conducted test applications of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma. These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan. In February 2001, the Receiver submitted the Business Plan to the Court for approval.

The Company received Court approval on February 7, 2001 to immediately commence with business operations pursuant to the Business Plan, and the Court additionally provided that the Company pay a $150,000 debenture owed to Steven R. Cox. On February 9, 2001, the Company utilized its existing working capital to pay Mr. Cox $150,000 in satisfaction of the Company's 12% convertible debenture held by Mr. Cox. The Company has since commenced business operations pursuant to the Business Plan.

The number of shares outstanding on December 31, 2000 was 97,206,537. On or about September 26, 2000, BroadCom surrendered to the Company 13 million shares of stock of Black Giant Oil Company, the predecessor to the Company, which had been issued November 8, 1999. These shares were canceled January 18, 2001, along with 9,454,011 additional shares which had been surrendered to the Company which had been obtained by various shareholders in violation of the law or for which no consideration had been provided. As a result, as of February 15, 2001, the number of shares outstanding has been reduced to 74,752,526. Moreover, the Company anticipates that approximately 29,000,000 additional shares issued in violation of the law or for which no consideration was provided will be canceled. The cancellation of these additional shares would reduce the number of outstanding shares of the Company from 74,752,526 to approximately 45,000,000.

Results of Operations

Revenues

Total revenues of the Company for the nine months ended December 31, 2000 and 1999 were $22,608 and $515 respectively, an increase of $22,093, which increase was a result of miscellaneous income. Revenues of the Company for the three months ended December 31, 2000 and 1999 were $0 and $345 respectively, a decrease of $345.

Operating Expenses

Operating expenses of the Company for the nine months ended December 31, 2000 and 1999 were $718,950 and $86,264 respectively, an increase of $632,686. Operative expenses of the Company for the three months ended December 31, 2000 and 1999 were $176,595 and $58,008, an increase of $118,587. The increases for both periods are largely attributable to an increase in professional services necessitated by the SEC Lawsuit and the resulting Receivership.

Liquidity and Capital Resources

The Company continues to have extremely limited liquidity and its primary source of funds is currently restricted to the activities of the Receiver in seeking to marshall the assets of the Company and pursue all claims of the Company. The Receiver has recovered approximately $446,000 in this reporting period which funds have been or will be used to offset other obligations of the Company.

The Company has begun to implement the Business Plan pursuant to the February 7, 2001 order of the Court. Although the Company currently has very limited resources with which to implement the Business Plan, the Company believes that the current resources available to the Company will finance the activities of the Company for at least the next 12 months. The Company is in the process of developing its long-term strategy. The Company's long term operations will require additional resources which must be funded by the issuance of equity or debt and/or other external means of financing. There are no assurances the Company will have, or be able to obtain, the funds necessary to continue its operations or to implement the Business Plan beyond the next 12 months.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings involving the Company are described in exhibits to this report and are described by the 8-K report filed by the Company on October 23, 2000, which are incorporated herein by reference. See also Item 2 above.

As reported in the Company's Current Report on Form 8-K dated October 28, 2000, as part of the SEC Lawsuit, on October 17, 2000, the United States District Court for the Western District of Oklahoma issued an order (the "District Court Order") approving the entry of the Company into a certain Settlement Agreement (the "Settlement Agreement"), whereby the Company settled certain lawsuits pending in the District Court of Oklahoma County, as follows:

      -Broadband Wireless International Corporation, f/k/a Black Giant Oil Company vs. Ronald L. Baker ("Baker"), AAROW Environmental Group, Inc., a/k/a AARO Broadband Wireless Communications Corporation ("AARO"), and Getmore Communications, Inc. ("Getmore"), Case No. CJ-2000-3816 (the "First Civil Action"), wherein Broadband alleged, among other things, claims against Baker, Getmore and AARO for negligent misrepresentation. In the First Civil Action, Baker filed counterclaims against the Company and third party claims against other parties alleging, among other things, claims for breach of contract, violations of federal and state securities laws, fraud and conversion.

     -BroadCom Wireless Communications Corp. ("BroadCom") and Black Giant Resources Corporation vs. Ronald L. Baker, AAROW Environmental Group, Inc., a/k/a AARO Broadband Wireless Communications Corporation, and Getmore Communications, Inc., Case No. CJ-2000-5129 (the "Second Civil Action"), wherein BroadCom and Black Giant Resources Corporation alleged, among other things, claims against Baker, Getmore and AARO for negligent misrepresentation.

     -Gary Duke, Ron Baker, and GKD, Inc. vs. BroadCom Wireless Communications Corporation, Case No. CJ-2000-4813 (the "Third Civil Action"), wherein Gary L. Duke ("Duke"), Baker, and GKD, Inc. alleged, among other things, claims against BroadCom for conversion and fraud.

     In the Settlement Agreement, the Company, AARO, BroadCom, Black Giant Oil Company, Black Giant Resources Corporation, and all other parties settled all claims against each other in the First Civil Action, the Second Civil Action, and the Third Civil Action (collectively, the "Settled Claims"). The District Court Order

                                                                              9

provides, among other things, that the Settlement Agreement was in the best interest of the Company and was necessary and proper for the collection, preservation and maintenance of receivership assets.

Under the terms of the Settlement Agreement, AARO assumed liability for $500,000 in convertible subordinated debentures issued by the Company and such debentures were canceled in exchange for 1,000,000 shares of common stock of AARO. Further, AARO solicited and procured purchasers of the Company's Settled Claims to third parties for the aggregate sum of $400,000, which proceeds have been paid to the Company. The claims of the Company purchased by the third parties have been exchanged with AARO for 1,800,000 shares of common stock of AARO. Further, certain restricted have been exchanged for new warrants. In addition, 2,700,000 shares of the Company's common stock possessed by Baker and Duke were returned to the Company, and Duke has received 200,000 shares of common stock of AARO. The new warrants and the shares of common stock delivered to the third parties are to be deemed to be free-trading stock of AARO exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

The Receiver entered into a settlement agreement on or about December 24, 2000 with M. L. Braxton, a recipient of shares under the Company's Form S-8 Registration Statement, filed April 21, 2000. Pursuant to the settlement agreement Mr. Braxton assigned several notes receivable to the Company for a total of about $300,000, which will be paid out in several payments over many months. M. L. Braxton also transferred 250,000 shares of the Company's common stock to the Company.

As a result of activities described in the Complaint filed by the SEC in the SEC Lawsuit, there are a number of former and current shareholders who may have claims for damages arising from violations of various laws and/or regulations. None of those claims have been determined. Two such claims are set forth in lawsuits styled Frank L. Klaus, Jr. v. Broadband Wireless, et al., No. CJ-2000-4319-65, and Larry A. Rose v. Black Giant Resources, No. CJ-2000-4834-65, filed in the District Court of Oklahoma County, State of Oklahoma in July of 2000 (together, the "Klaus/Rose Lawsuits"). The Klaus/Rose Lawsuits allege unspecified damages. These actions are currently stayed pursuant to the stay order entered in the SEC Lawsuit. The Company anticipates that additional lawsuits (the "Potential Lawsuits") will be filed against the Company in connection with activities prior to the filing of the SEC Lawsuit. While the Company intends to defend itself against the Klaus/Rose Lawsuits and the Potential Lawsuits if and when the stay order is lifted, no assurance can be made as to the favorable outcome of such litigation. Judgments rendered against the Company in any or all of such litigation will have a material adverse effect on the Company.

As previously discussed in the Company's Form 10-QSB for the quarterly period ended September 30, 2000, the Company's Receiver and counsel have been conducting an internal investigation since August 11, 2000 concerning all of the matters discussed herein. On September 8, 2000 the Company filed lawsuits against William G. Newhouse, III and Curtis H. Wilson, Sr. and on October 31, 2000 against Donald E. Dickson, all of whom were former officers and/or directors of BroadCom, an alleged beneficial 10 percent shareholder of the Company, for violations of state and federal securities laws and regulations. The Company anticipates filing additional lawsuits against former officers, directors and 10 percent shareholders who may have liability under Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") which imposes liability on officers and directors of an issuer for short-swing trading in equity securities if the issuer has a class of equities securities registered under Section 12 of the Exchange Act, and on the beneficial owner of 10 percent or more of the class of equities securities registered by such issue under Section 12.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

From February 2000, through April 2000, the Company sold an aggregate of $700,000 of its 12% one-year convertible subordinated debentures. In June 2000, $50,000 of the debentures were converted into shares of the Company's common stock.  The Company was previously in default of its payment obligations on the remaining debentures. However, as of October 2000, $500,000 of the debentures were assumed by AARO and on February 9, 2001, the final $150,000 in debentures were paid. As of this report, the Company has no further obligations in connection with the debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

No director or officer has received any compensation from the Company since August 11, 2000. However, Ron Harris, the Chief Operating Officer of the Company as of December 28, 2000, was compensated approximately $10,000 per month during October, November and December 2000 for services rendered as a consultant in connection with the preparation of the Business Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  Exhibits

      99.1  Receiver Report, October 31, 2000, is incorporated by reference from Exhibit 99.2 to the
               Company's Form 10-QSB for the reporting period ended September 30, 2000.

     99.2  Order Approving Settlement Agreement Involving Receivership Entities, dated October 17,
               2000, is incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 17, 2000.

     99.3  Receiver Report, January 5, 2001.

     99.4  Court Order dated February 7, 2001.

(b) Reports on Form 8-K

A current report on Form 8-K (Item 5 - Other Information) was filed by the Company on October 23, 2000 discussing an order issued by the Court approving the entry of the Company into a Settlement Agreement whereby the Company settled certain lawsuits pending in the District Court of Oklahoma County.

A current report on Form 8-K (Item 5 - Other Information) was filed by the Company on January 16, 2001 reporting the appointment on December 21, 2000, by the Board of Directors of the Company of Albie Shaffer, Ron Tripp and William Higgins to vacant positions on the Board of Directors of the Company, in accordance with its Bylaws as well as the resignations of Ivan Webb and Howard B. Siegel from the Board of Directors of the Company.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                       BROADBAND WIRELESS
                                                                                       INTERNATIONAL CORPORATION

                                                                                       By   /s/ Albie Shaffer
                                                                                           Albie Shaffer
                                                                                           Chairman of the Board of Directors

Date: February 20, 2001.

INDEX TO EXHIBITS

Exhibit                                                                                                                             Sequential
No.                                                               Description                                                Page No.

99.1                             Receiver Report, October 31, 2000, incorporated by
                                    reference from Exhibit 99.2 to the Company's
                                    Form 10-QSB for the reporting period ended
                                    September 30, 2000

99.2                             Order Approving Settlement Agreement Involving
                                     Receivership Entities, dated October 17, 2000,
                                     incorporated by reference from Exhibit 99.2 to the
                                     Company's Current Report on Form 8-K dated
                                     October 17, 2000                                                                          15

99.3                             Receiver Report, January 5, 2001                                                   17

99.4                             Court Order dated February 7, 2001

A:\bband10q.wpd