Form 10KSB
period 2001-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2001-07-03
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________.

For the Fiscal Year Ended March 31, 2001                                                                         Commission File Number 0-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

               NEVADA                                                                                                                                       75-1441442
 (State or other jurisdiction of                                                                                                 (I.R.S. Employer Identification No.)
incorporation or organization)

1400 South Broadway, Suite 202, Edmond, Oklahoma                                                                             73034
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (405) 715-2926

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0125 par value per share"
                                                                                                    (Title of Class)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                   Yes  X                No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.             .

Registrant's revenues for its most recent fiscal year were $1,385.00.

As of June 29, 2001, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $3,647,529.

As of June 29, 2001, there were 58,100,122 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes              No   X

DOCUMENTS INCORPORATED BY REFERENCE:  None

FORM 10-KSB
TABLE OF CONTENTS

Item	PART I	Page
1.	Description of Business	2
2.	Description of Property	11
3.	Legal Proceedings	11
4.	Submission of Matters to a Vote of Security Holders	14
PART II
5.	Market for Common Equity and Related Stockholder Matters	14
6.	Management's Discussion and Analysis or Plan of Operation	16
7.	Financial Statements	18
8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	18
PART III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	20
10	Executive Compensation	21
11	Security Ownership of Certain Beneficial Owners and Management	22
12	Certain Relationships and Related Transactions	22
13	Exhibits and Reports on Form 8-K	23
Signatures	24
Financial Information	Appendix A

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Receiver to locate and recover assets of the Company; (ii) the appointment of officers for the Company; (iii) the ability of the Company to enter into a business combination or merger; (iv) the ability or inability to continue operations using the Business Plan; (v) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (vi) anticipated financial performance; (vii) ability to comply with the Company's general working capital requirements; (vii) the outcome of the various lawsuits; and (viii) the cancellation of shares of the Company's common stock issued without consideration or in violation of applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business.

 GENERAL OVERVIEW

     Broadband Wireless International Corporation (the "Company") is a Nevada corporation that was originally formed on July 23, 1973 for the purpose of engaging in exploration for oil and gas.  From 1986 to 1997, the Company functioned essentially as a "public shell" because it had no operations and continued to be publicly traded. During the fiscal year ended March 31, 1998, the Company searched for other business opportunities, and solicited merger partners interested in acquiring a "public shell." In late 1999 and early 2000, the Company implemented a shift of its business focus to telecommunications, as described in its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999.

     In November 1999, the Company executed an Agreement in Principle and Letter of Understanding (the "Letter of Understanding") with Broadcom Wireless Communications Corporation ("Broadcom"), after extensive negotiations with Donald L. Knight ("Knight"). Pursuant to the Letter of Understanding, the Company, in principle, agreed to be acquired by Broadcom.  Broadcom would be the controlling shareholder of the Company upon the consummation of the stock issuances described in the Letter of Understanding. Except for the issuance of 4,400,000 shares of common stock for $55,000, each of the other stock issuances described in the Letter of Understanding, totaling 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock, or had the rights to acquire such assets. Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately canceled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom under the Letter of Understanding, for which the Company reported, in previous filings with the Securities and Exchange Commission (the "SEC"), the receipt of various assets and contract rights. See "--THE BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS -- The Letter of Understanding." Immediately after the stock issuances, Broadcom owned of record approximately 64% of the outstanding common stock of the Company, and until May of 2000, exerted control of the Company.

     On April 13, 2000, the Company received an administrative subpoena from the Oklahoma Department of Securities that requested, inter alia, the production of all documents in the possession of the Company relating to transactions with Broadcom, as well as the underlying transaction giving rise to the Broadcom stock issuances.

     On June 22, 2000, the Securities and Exchange Commission ("SEC") issued an order directing a private investigation of the Company's stock issuances to Broadcom relating to potential violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, as amended (the "Securities Act"), Section 19(b) and 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rules 10b-5, 12b-20, 13(a)11 and 13a-13 thereunder. The Company began producing documents in response to the SEC's subpoena and cooperating with the investigation.

     On August 11, 2000, the SEC filed a complaint in the United States District Court for the Western District of Oklahoma (the "Court") against the Company and Ivan W. Webb ("Webb"), the then President and Director of the Company, and others, including Knight, Broadcom, and certain other entities affiliated with the Broadcom Group. The complaint is styled Securities and Exchange Commission v. Broadband Wireless International, Corporation, Broadcom Wireless Communications Corporation, Ivan W. Webb, and Donald L. Knight, Defendants, and Black Giant Resources Corporation, Broadband Wireless Communications Corporation, Medscan Technologies, Inc., and Kimberly Knight, Relief Defendants (United States District Court for the Western District of Oklahoma, CIV 00-1375) (the "SEC Lawsuit"). The SEC Lawsuit alleges various violations of federal securities laws and seeks preliminary and permanent injunctive relief, disgorgement and civil monetary penalties. In connection with the filing of the SEC Lawsuit, the SEC obtained an emergency, ex parte order appointing a temporary receiver, Peter Bradford (the "Temporary Receiver"), for the Company and a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets.

     Also on August 11, 2000, the Oklahoma Department of Securities filed a petition for permanent injunction, seeking relief similar in nature to that sought in the SEC Lawsuit. The petition is styled Oklahoma Department of Securities ex. rel. Irving L. Faught, Administrator, v. Broadband Wireless International Corporation, formerly Black Giant Oil Company, Broadband

Wireless Communications Corporation, Broadcom Wireless Communications Corporation, Donald L. Knight, Ivan Webb, and Tommy K. Hill, Defendants, and DLK Family Trust, England's Tea & Coffee Exchange Ltd., Kimberly Knight, Relief Defendants (District Court of Oklahoma County, CJ-2000-5851).

     In July 2000, the Company directed its outside counsel to conduct an internal investigation into all matters surrounding the attempted acquisition of control of the Company by Broadcom, Knight and others affiliated with them (the "Broadcom Group"). As a result of the investigation the Company has concluded that, not only was it the subject of a scheme by the Broadcom Group to acquire control of a public company, but that the Broadcom Group acted as statutory underwriters in the connection with the resale of the securities acquired by them from the Company, all of which, if true, constitute violations of federal and state securities laws. See "-- BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS; -- ACQUISITIONS OF COMMON STOCK FROM WEBB; and -- RESALES OF SECURITIES BY THE BROADCOM GROUP."

     In October 2000, the Temporary Receiver appointed an advisory committee of interested shareholders of the Company to evaluate possible business combinations with one or more other entities, which could establish business operations producing revenues and earnings for the Company. That advisory committee consisted of Albie Shaffer of Sugarland, Texas, Dr. Ron Tripp of Norman, Oklahoma, Michael Holbrook of Edmond, Oklahoma and William Higgins of Claremore, Oklahoma. On December 21, 2000, the Board of Directors of the Company appointed three of the members of the advisory committee, Albie Shaffer, Ron Tripp and William Higgins, to vacant positions on the Board of Directors of the Company, in accordance with the Company's Bylaws. Also on December 21, 2000, Webb and Howard B. Siegel resigned from the Board of Directors of the Company. Neither Webb nor Mr. Siegel stated that their resignations were precipitated by a disagreement with the Company or any matter relating to the Company's operations. On December 28, 2000 the Board of Directors appointed Albie Shaffer as Chairman of the Board of Directors, Ron Tripp as Secretary, and Treasurer of the Company, and Ron D. Harris as Chief Operating Officer. Mr. Harris was previously a technical consultant to the Company who had been retained by the Company prior to the SEC Lawsuit. On December 28, 2000, Elizabeth Webb resigned as Secretary of the Company.  Ivan Webb resigned as president and director of the Company on December 21, 2000.

     In December 2000, the Board of Directors considered a business plan (the "Business Plan"), which contemplated a wireless Internet service provider business in the greater Oklahoma City geographical market. The Company conducted test applications of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma. These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan. In February 2001, the Temporary Receiver submitted the Business Plan to the Court for approval.

     The Company received Court approval on February 7, 2001, to immediately commence with business operations pursuant to the Business Plan, provided that the Company pay $150,000 owing under the Company's 12% convertible debenture held by Steven R. Cox. On February 9, 2001, the Company utilized its existing working capital to pay Mr. Cox $150,000 in satisfaction of the debenture held by Mr. Cox. In 2001, the Company commenced business operations pursuant to the Business Plan.

     On February 23, 2001, the Company entered into agreements with the American Bank & Trust Company of Edmond, Oklahoma and with Republic Bank of Norman, Oklahoma on March 19, 2001, to provide wireless communication services for those banks to and from their branch offices in central Oklahoma. The Company also entered into a similar agreement with McClain County Bank on May 17, 2001. The Company began realizing revenues from these clients in May 2001.

     The Company is exploring the potential for business development in Native American markets and has developed collateral materials and processes necessary to deliver qualified proposals to any nation based upon site surveys and/or campus maps.  The Company has presented several comprehensive proposal documents to various Indian Nations, including the Northern Cheyenne, Pomo, Colorado River, Chipewa-Cree, and the Seneca Nations, and expects one or more to be ratified in July 2001 by the respective Tribal Councils.  The Company believes that these markets have the potential to generate a substantial portion or all of the revenues necessary to fund the Company's operations as contemplated under the Business Plan.

     The Company's economic development initiatives for the Northern Cheyenne Nation provide for the Northern Cheyenne Nation to install and implement the Company's solutions (as subcontracted labor) in the reservations in a five-state area around Montana. The Company believes it is positioned to provide the technical solutions and necessary tools and training to assist the tribes in developing their own technical support and installation staff. These communities are technology and job deprived, and we have garnered much attention to bring a cost-effective, communications infrastructure and jobs to these underserved markets. Our goal is to install and implement at least one wireless, reservation-network per month, of the similar size and magnitude as that proposed to the Northern Cheyenne Nation. AITEC (the American Indian-owned contractor with whom we have developed a strategic relationship) is prepared for this "run-rate." We have recently participated in the NIBA (Native Indian Business Association) conference in Albuquerque, New Mexico in an attempt to market our capabilities. There are no assurances that we will obtain these contracts or realize our installation goal.

BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS

     In or about July 1999, a businessman who was acquainted with the then President of the Company introduced the Company to Knight. Knight, who was looking for a public shell to acquire, represented that he had significant assets to bring into the Company that would enhance current shareholder value and revive the Company. Between July 1999 and November 1999 Knight made several proposals to the Company that involved various assets to be brought into the Company in connection with a merger transaction.

     While merger negotiations continued, Knight acquired 2,000,000 shares of the Company's common stock through a stock purchase made directly from the Company for a cash payment of $25,000, representing a purchase price per share of $.0125. The shares were actually issued 100,000 shares to Knight and 1,900,000 shares to Black Giant Resources, Inc. ("Black Giant Resources"), an Oklahoma corporation owned by Knight and two other individuals, Donald E. Dickson ("Dickson") and Curtis Wilson, Sr. ("Wilson").

THE LETTER OF UNDERSTANDING

     On November 1, 1999, the Letter of Understanding was executed, between the Company and a company called Broadcom Wireless Communications Corporation ("Broadcom"). Broadcom is an Oklahoma corporation incorporated on October 22, 1999, and is owned by Knight, Dickson and Wilson.

     The Letter of Understanding described certain issuances of stock that would be made in connection with cash payments by Broadcom or the contribution by it of various assets or contract rights to the Company. Except for the issuance of 4,400,000 shares of common stock for $55,000 cash, each of the other stock issuances described in the Letter of Understanding, totaling an aggregate of 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock or had the rights to acquire such assets. The assets or contract rights to be contributed by Broadcom to the Company included the following:

    a 50% interest in mineral leases covering 4,300 acres in Larue County, Kentucky (the "Kentucky Gas Properties"), in exchange for 5,000,000 shares of the Company's common stock. The leases were represented to have 9 recently drilled, but uncompleted gas wells to have a purported value of $1,000,000. An additional 13,000,000 shares were to be issued and held in escrow upon completion of the wells if it were shown that the wells could substantiate a value of $2,000,000.
    a 40% interest in GetMore Wireless, a retail seller of cellular telephones and pagers represented to have at least 3 locations in Oklahoma, in exchange for 10,000,000 shares of the Company's common stock. At the time, Broadcom claimed to have a letter of intent with GetMore Wireless and Ron Baker & Associates to acquire the 40% interest. The shares were to be released when Broadcom delivered to the Company an executed contract showing that the interest in GetMore Wireless had been fully paid.
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

     Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately canceled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom under the Letter of Understanding, for which the Company reported, in previous filings with the SEC, the receipt of various assets and contract rights.

The Kentucky Gas Properties Transaction

     Subsequent to the execution of the Letter of Understanding, Webb rejected the Kentucky Gas Properties as a suitable asset to be contributed to the Company in exchange for shares, inasmuch as Broadcom could not convey clear title to the properties. Accordingly, on December 30, 1999, the Company, Broadcom, and Broadband Wireless Communications Corporation ("Broadband Wireless-Oklahoma"), an Oklahoma corporation incorporated on January 3, 2000, and owned by Knight, Dickson, and Wilson, entered into an agreement (the "Modification Agreement") modifying the Letter of Understanding and indicating that the Kentucky Gas Properties were no longer a part of the agreement. On June 30, 2000, the Company formally canceled the issuance of the 5,000,000 shares issued in connection with this transaction and held in escrow since their issuance.

     Under the Letter of Understanding, an additional 13,000,000 shares were issued and held in escrow for release to Broadcom if, upon completion of the wells attributable to the Kentucky Gas Properties, the wells had a value of $2,000,000. Since the Kentucky Gas Properties were no longer a part of the agreement, Broadcom negotiated with the Company to substitute other assets in order that it might receive the 13,000,000 shares held in escrow. On January 20, 2000, Broadband Wireless-Oklahoma entered into an agreement (the "Tryco Agreement") with Global Access New Millennium, Inc. ("GANMI") "to effectuate the purchase, by Black Giant Oil Company [referring to the Company] . . . of [a one-third equity interest in the] shares, interest and equity of Tryco, Inc. ["Tryco"] currently held by Global Access New Millennium, Inc." Under the terms of the agreement, Broadband Wireless-Oklahoma was to pay GANMI $50,000 within 30 days, which funds were to be used to pay the expenses of another party, First Diversified Financial Services ("FDFS"), the placement agent for a $25 million private placement offering to be conducted by GANMI. Although the Company was not a signatory to the agreement, the agreement also provided that the Company was to immediately wire-transfer $10,000 to FDFS, which was to serve as a deposit for GANMI's private placement fees, with an additional $90,000 to be paid to FDFS no later than January 28, 2000. Finally, the agreement provided that the Company would issue to GANMI a convertible debenture in the amount of $2,500,000. On January 24, 2000, the 13,000,000 shares previously issued and held in escrow for the Kentucky Gas Properties were released to Broadcom, in consideration for the Tryco deal brought to the Company by Broadcom.

     The Company later realized that GANMI's representations in the Tryco Agreement that GANMI owned Tryco were false. In fact, the Company discovered subsequently that GANMI did not enter into a contract to acquire Tryco until February 1, 2000. To the Company's knowledge, GANMI has never consummated its acquisition agreement with Tryco, and thus, the one-third interest in Tryco has never been conveyed to the Company as required under the Tryco Agreement.

      The GetMore Wireless Transaction

     On November 24, 1999, Broadcom entered into an agreement (the "GetMore Wireless Agreement") with Ron Baker ("Baker") and Gary Duke ("Duke"), the principals of GetMore Wireless, that memorialized the letter of intent referenced in the Letter of Understanding regarding Broadcom's acquisition of a 40% interest in the retail store operations. In addition, Broadcom was to pay to Baker and Duke a total of $200,000 in four installments of $25,000 each beginning December 15, 1999 and ending March 15, 2000. Broadcom was also to fund additional stores at the rate of $50,000 per store and was to place $800,000 in escrow by January 17, 2000 to cover the funding obligation. On December 28, 1999, an assignment was executed pursuant to which Broadcom's rights in the GetMore Wireless Agreement were assigned to the Company. The assignment acknowledged the transfer from Broadcom to Baker and Duke of the 1,000,000 shares of common stock required under the GetMore Wireless Agreement and the partial payment of the money due under the agreement. However, the assignment reflected it was not intended to act as a release of any of the other funding obligations of Broadcom under the agreement.

     On December 30, 1999, the 10,000,000 shares held in escrow for the GetMore Wireless transaction were released to Broadcom based upon its stated acquisition of the 40% interest in GetMore Wireless and assignment of such interest to the Company. Later on March 3, 2000, Baker and Duke executed an assignment transferring to Broadcom the remaining 60% interest in the GetMore Wireless retail operation in exchange for 2,000,000 shares of the Company's common stock. On the same day, Broadcom assigned to the Company, in exchange for 5,000,000 shares of the Company's common stock, the 60% interest that it had purportedly just acquired from Baker and Duke.

      On June 30, 2000, Duke and Baker filed an action against Broadcom alleging that Broadcom breached the contract and committed fraud in connection with the GetMore Wireless Agreement. The Company entered into a Settlement Agreement with Baker, Duke, Aarow and GetMore Wireless which was approved by the Court on October 17, 2000. See Part I, Item 3 "Legal Proceedings."

     The GetMore Communications Transaction

     On the same date as the GetMore Wireless Agreement, November 24, 1999, Broadcom entered into another agreement with Baker and Duke (the "GetMore Communications Agreement") relating to the GetMore Communications wireless Internet venture referenced in the Letter of Understanding. The GetMore Communications Agreement provided that Broadcom was to receive a 50% interest in a joint venture between Broadcom and a Baker/Duke entity formed to deploy wireless Internet services. In consideration of the 50% interest, Broadcom committed to provide the joint venture with $2,000,000 in funding, which was to be placed in escrow no later than January 17, 2000. Because of Baker's actions, as described in "--LITIGATION AGAINST BAKER AND AAROW ENVIRONMENTAL GROUP, INC.," on June 30, 2000, the Company formally canceled the issuance of the 10,000,000 shares that had been held in escrow in connection with this transaction.

     The Company entered into a Settlement Agreement with Baker, Duke, Aarow and GetMore Wireless which was approved by the Court on October 17, 2000. See Part I, Item 3 "Legal Proceedings."

     The Global Access Transaction

     Pursuant to the Modification Agreement, Broadcom was stated to have fulfilled its obligations under the Broadcom/Global Access Agreement with cash and other consideration, rather than providing the switches as contemplated in the original agreement. After the Company received an assignment signed by Hill indicating that Broadcom had satisfied its performance obligations under the agreement, the Company agreed to release the 10,000,000 shares held in escrow in connection with the transaction and further agreed to issue an additional 5,000,000 shares to Broadcom if it were successful in acquiring the switches and obtaining an increased participation in the revenues generated by the contracts of no less than an additional $140,000 per month. On March 6, 2000, Broadcom and Global Access entered into yet another agreement that made reference to previous agreements between the parties dated October 2, 1999, January 5, 2000, and January, 2000, concerning the assignment of one-third of the profits of 28,000,000 minutes to Mexico. The March 6 agreement indicated that Broadcom had yet to fund Global Access in that it called for the payment by Broadcom of no less than $250,000 to activate the network. When the Company became aware of this new agreement, Webb, on or about March 13, 2000, advanced the Company $150,000 of his personal funds which were sent to iTell, Global Access' joint venture partner, for the purpose of activating the network so that the promised revenue stream could commence. Additionally, Webb arranged for another party to advance $50,000 to iTell. Knight also promised to send iTell an additional $100,000 at the request of Mr. Webb (which were funds actually owed by Broadcom to Webb). Subsequently, iTell advised the Company that the funds sent by the Company had not been used by the joint venture to activate the network, but instead, had been kept by Ado as the cash portion of the consideration due for its acquisition of iTell. See "--iTELL ACQUISITION." The Company has never received any revenues from its interest in the Broadcom/Global Access Agreement.

ACQUISITIONS OF COMMON STOCK FROM WEBB

     As a part of Broadcom's attempt to gain control of the Company, Knight negotiated with Webb to buy not only the shares of the Company owned by Webb, but as many of the other outstanding shares as possible. Accordingly, between September 11, 1999, and December 29, 1999, Black Giant Resources or Broadcom entered into three different stock purchase agreements to acquire the Company's common stock owned by Webb and another stockholder. Only the final agreement was actually consummated as to Webb's shares, resulting in the purchase by Broadcom of 1,000,000 shares at a purchase price of $.15 per share. Subsequently, Webb sold another 1,000,000 shares to Black Giant Resources or Broadcom at $.35 per share and 300,000 shares for $1.00 per share, for an aggregate sale by Webb of 2,300,000 shares (the "Webb Shares") for a total consideration of $800,000 cash.

     All of the Webb Shares were "restricted securities," as such term is defined in paragraph (a) (3) of Rule 144 under the Securities Act ("Rule 144") and, accordingly, could only be resold publicly pursuant to registration of such securities under the Securities Act or, alternatively, pursuant to the provisions of Rule 144. In spite of the status of the Webb Shares as restricted securities, Broadcom, Black Giant Resources and Broadband Wireless-Oklahoma (together with their affiliates, including Knight, Dickson and Wilson, collectively, the "Broadcom Group") resold to the public all of the Webb Shares, in apparent violation of the Securities Act. In making such sales, the Broadcom Group made written representations to the purchasers that the shares would become freely tradable within a very short period of time after the sale, typically within 90 days. The Company believes that the Broadcom Group in connection with their purchases of the Webb Shares misled such purchasers.

     The Temporary Receiver, on behalf of the Company, has made claims against certain shareholders who acquired their stock from Webb or through the Broadcom Group.

RESALES OF SECURITIES BY THE BROADCOM GROUP

     In addition to the resales of the Webb Shares, the Broadcom Group resold large amounts of the Company's common stock immediately after receiving it pursuant to the Letter of Understanding and otherwise. In fact, of the 61,400,000 shares received by the Broadcom Group pursuant to the Letter of Understanding or in connection with other issuances by the Company, at July 10, 2000, the Broadcom Group held of record only 18,129,617 shares, excluding shares held in the individual names of various Broadcom Group affiliates. As of the date of this Report, the Broadcom Group does not hold any shares of record. All shares held by the Broadcom Group were either transferred or canceled, with the exception of Wilson. The Company believes that sales of these securities were made to numerous individuals, in apparent violation of the Securities Act. The Company believes that many of these purchasers, whose shares were not part of the Webb Shares but were redistributions of securities acquired directly from the Company, were advised in writing by the Broadcom Group that their shares would be "freely tradable" within a 90-day window from their purchase, similar to the representations made by the Broadcom Group to the purchasers of the Webb Shares. All of the securities acquired directly from the Company by the Broadcom Group were "restricted securities" and, as such, could not be sold without registration or compliance with the exemption requirements of the Securities Act, such as Rule 144. The Company also knows of many, and believes that there may be many more, shareholders who purchased the Company's common stock from Broadcom, who have not received the shares from Broadcom. Many of these purchasers believed that they were acquiring their shares directly from the Company and that the funds were being deposited with the Company, when such was not the case. On April 9, 2001, the Board of Directors adopted a resolution that the Company would consider all claims of persons who claim to have purchased stock of the Company after July 1, 1999, but did not receive stock or received less stock than they paid. July 1, 1999, is the date of a corporate resolution by the Company to change its name from Black Giant Oil Co. to Broadband Wireless International Corporation, with control surrendered to the Broadcom Group.

     The Temporary Receiver, on behalf of the Company, is working with shareholders on a case-by-case basis, to resolve any situations in which a shareholder who meets the above criteria has not received shares for which consideration was given. The Temporary Receiver, on behalf of the Company, has also made claims against certain shareholders who acquired their stock from Webb or through the Broadcom Group and a number of shares have been returned to the Company and have been canceled as illegally issued or issued without consideration.

CURRENT STATUS OF RELATIONSHIP BETWEEN THE COMPANY AND THE BROADCOM GROUP

     All of the activities between the Company and the Broadcom Group have ceased. The Temporary Receiver has been unable to locate any assets of Broadcom or Black Giant Resources. The Company is no longer exploring its options with respect to the transactions that were the subject of the Letter of Understanding, and the Broadcom Group no longer owns any shares of common stock of the Company, with the exception of Wilson. See "--ACTIVITIES OF THE TEMPORARY RECEIVER."

THE FORM S-8 REGISTRATION

     In April 2000, the Company filed a registration statement on Form S-8 (the "Form S-8"), ostensibly registering an aggregate of 8,000,000 shares issuable in connection with the Company's employee stock grant and stock option plans (the "S-8 Shares").

     As of July 10, 2000, the Company had issued 7,250,000 shares of common stock that were registered under the Form S-8. The Company believes that the registration of the S-8 Shares was used, in part, as a means to distribute securities to the public without the protections of registration under Section 5 of the Securities Act and in violation of the Securities Act.

     Certain of the ostensible "consultants" who received S-8 Shares immediately distributed them to persons believed by the Company to have purchased restricted securities from the Broadcom Group, but who had been promised "free-trading" shares. Many of these purchasers contacted the Company to demand the receipt of their "free-trading" shares, indicating that the Broadcom Group represented that the securities purchased would become "free-trading" within 90 days of Webb's departure from the Company because Webb would no longer be considered an affiliate under Rule 144. However, the provisions of Rule 144(k) do not apply to one who purchases the securities of a person who is an affiliate at the time of the sale. The Broadcom Group has stated to the Company that it relied on the representations of Webb in making such promises.  Although Webb has stated that he made no such representations to the Broadcom Group, he did inform the Company that he participated in the preparation of the Form S-8 in the belief that it was necessary to protect the purchasers of the Webb Shares.  The purchasers of the Webb Shares were told that they would receive freely tradable shares within 90 days of Webb's departure from the Company. Webb has advised the Company that, after the registration of the S-8 Shares, he discovered that there were far more of the S-8 Shares that were redistributed than the number of Webb Shares. The Company believes that the Broadcom Group utilized the Form S-8 as a conduit to provide freely tradable shares of the Company's common stock to persons to whom they had sold shares bearing a legend restricting transferability.

     The Temporary Receiver, on behalf of the Company, has identified the recipients of shares of common stock registered under the Company's Form S-8 and is in the process of attempting to recover a portion of such shares from persons whom the Company believes improperly or illegally obtained shares. Lawsuits have been filed by the Company against those persons to recover the shares and/or the proceeds of those shares when they were resold. The Temporary Receiver entered into a settlement agreement on or about December 24, 2000, with an individual who improperly received S-8 Shares. Pursuant to the settlement agreement, an individual assigned several notes receivable to the Company for a total of about $300,000, which were to be paid out in several payments over many months, and transferred 250,000 shares of the Company's common stock to the Company.  150,000 shares of stock registered under the Form S-8 were issued to Genesis Market Neutral Partners, L.P. ("Genesis") as part of a settlement agreement effective March 1, 2001, in payment of consulting fees.

SUPPORT24

     On February 25, 2000, Baker, the newly named President of the Company, executed an agreement with Support24 and its shareholders to acquire 100% of Support24 in exchange for the issuance of 700,000 shares of the Company's common stock. The agreement also provided that Support 24 would sell $500,000 of the Company's debentures and retain 80% of the proceeds. In February and March, 2000, Baker issued press releases announcing the acquisition of Support24. However, on April 28, 2000, Steve Zabel of Support24 declared the February 25, 2000, agreement for the acquisition of Support24 null and void for failure of the Company to issue the 700,000 shares or provide the $400,000 in working capital as contemplated in the agreement. As a result, 5,000,000 shares of the common stock which had been issued to Broadcom in connection with Broadcom's role in bringing the acquisition to the Company were canceled on April 7, 2000.

CISCO LINE OF CREDIT

     In March 2000, the Company issued to Broadcom 5,000,000 shares of common stock for its role in negotiating a $1.6 million line of credit for the Company with Cisco Systems, Inc. (Nasdaq: CSCO). The Company intended to utilize the line of credit to fund the purchase of equipment for the installation, implementation and operation of high-speed wireless Internet networks in the GetMore Communications transaction. Cisco filed a lawsuit for payment of $1.1 million due it from the Company. That lawsuit was settled by return of the equipment to Cisco and its release of any further claims against the Company.

iTELL ACQUISITION

     On March 1, 2000, Hill, as President of the International Division of the Company, entered into a Letter of Agreement to acquire 100% of iTell, the joint venture partner of Global Access (the "iTell Agreement"). See "THE LETTER OF UNDERSTANDING -- The Global Access Transaction." The purchase price for iTell was 2,000,000 shares of the Company's common stock and $200,000 in cash, the final portion of which iTell acknowledged receipt on March 27, 2000. The Company additionally agreed to assist in securing financing for iTell's operations by providing up to 10,000,000 shares of the Company's common stock for use as collateral in securing project financing.  In connection with the transaction, the Company issued 1,000,000 shares of its common stock to Global Access and 1,000,000 shares of common stock to Broadcom.

     In the Form 8-K reporting the iTell acquisition, the Company reported, based on information provided by Hill, that iTell was an international telecommunications carrier with substantial assets and significant potential monthly income. None of the representations made by Hill in the Form 8-K could be substantiated by the Company. Commencing in May 2000, in preparation for the Company's 10-KSB for fiscal year ended March 31, 2000, the Company began pressing for documentation of the information reported in the Form 8-K, as well as in several press releases. Although the Company sent its counsel to the offices of iTell on May 31, 2000 to obtain the requested information, Ado (who on May10, 2000 had become a director of the Company), refused to release any documentation.

     The failure to obtain the requested documentation made it impossible to verify the veracity of the statements made regarding iTell. Hill, who had negotiated the iTell acquisition agreement on behalf of the Company, and in fact, had received (through Global Access, the company owned by him) 1,000,000 shares of common stock in connection with the transaction, had repeatedly assured the Company that the necessary documentation was forthcoming, and specifically, that an audit of iTell, which was necessary to supplement the Form 8-K disclosure of the acquisition, was in progress.

     After being informed of Ado's refusal to provide the requested documentation, the Board of Directors held a special meeting on June 6, 2000. During that meeting, Hill and Ado resigned from the Board. On June 7, 2000, Ado delivered a memorandum outlining the conditions necessary "for the inclusion of iTell as a wholly owned subsidiary of BBAN." The memorandum indicated that Ado had repudiated the iTell Agreement and that iTell was not a wholly owned subsidiary of the Company. Webb sent a letter to Hill and Ado concerning the repudiation of the iTell Agreement advising them that a stop transfer had been placed on the securities issued to them in connection with the transaction and demanding the immediate return of their shares. The Company has since filed suit against Hill, Ado, and iTell seeking to recover the monies paid in connection with the transaction, the return of the shares, and for damages caused to the Company.  See "Part I, Item 3, Legal Proceedings."

ACQUISITION OF JARVIS ENTERTAINMENT GROUP, INC.

     On April 4, 2000, Broadcom, in a letter signed by Knight, entered into a letter of intent with the Jarvis Entertainment Group, Inc. (the "Jarvis Group") in which he stated that, as the largest shareholder of the Company, he intended to facilitate the Company's purchase of the Jarvis Group. Based on the representations of Knight regarding the Jarvis Group, two days later, on April 6, 2000 a letter of intent was entered between the Company and the Jarvis Group to acquire 100% of the Jarvis Group in exchange for 50,000,000 worth of the Company's restricted stock and cash or cash equivalents of $5,000,000, 500,000 shares of the Company's common stock, which would be registered, and 5,000,000 shares of restricted stock which was to be used for funding purposes. On April 7, 2000, Knight advised the Jarvis Group that the Company had agreed to register 500,000 shares under a Form S-8 registration statement so that John Jarvis, the President of the Jarvis Group, would have free trading shares, and that Broadcom would, if necessary, exchange 500,000 of its own free trading shares for any shares Jarvis might receive from the Company in connection with the transaction. Knight later signed an agreement with the Jarvis Group on behalf of Black Giant Resources in which Black Giant Resources agreed to provide the Jarvis Group with an agreement ratified by the Company for the purchase of the Jarvis Group by May 2, 2000. In the agreement between Black Giant Resources and the Jarvis Group, the Jarvis Group agreed to sell its assets for 500,000 non-restricted shares of the Company's common stock, the payment of $1,000,000 in cash within 45 days of the stock issuance and cash of $35,000,000 within 18 months, payable in quarterly increments of no less than $5,000,000. An agreement with the Jarvis Group has never been consummated under the terms of the letter of intent, and the Company has determined not to proceed with the proposed transaction under the terms outlined in such letter of intent.

     On June 9, 2000, the Company and the Jarvis Group entered into an "Expression of Mutual Interest," pursuant to which the Company expressed its desire to continue discussions with the Jarvis Group regarding a merger or other similar transaction between the companies, but stating that any such transaction would be subject to the completion of satisfactory due diligence, the receipt by the Company of an opinion of an independent financial advisor that any merger consideration is fair to the shareholders of the Company, and the negotiation and execution of definitive transaction documents.

     After June 30, 2000, the Company entered into a letter of intent with the Jarvis Group to form a joint venture limited liability company for the purpose of deploying broadband wireless connectivity. The proposed joint venture, which was subject to the execution of definitive joint venture agreements, was to have an initial capitalization of $1.35 million, $450,000 of which was to be contributed by Jarvis in cash and equipment upon the execution of the definitive joint venture agreements, with the remaining $900,000 to be contributed by the Company in two installments upon the achievement of certain joint venture milestones. On July 28, 2000, at a meeting between Webb and John Jarvis, the President of the Jarvis Group, the Company was informed that the funding for the Jarvis Group's cash portion of the initial capita requirement was to come from sales of the Company's common stock in the hands of third parties. Based on that information, the Company determined not to pursue further any transaction with the Jarvis Group, due to concerns about any funding involving the sale of the Company's securities.

ACTIVITIES OF THE TEMPORARY RECEIVER

     Peter Bradford, the Temporary Receiver, was appointed by the Court on August 11, 2000. Mr. Bradford is an attorney in private practice since 1961. Mr. Bradford specializes in the areas of litigation and dispute resolution and has been a member of the American Bar Association and the Oklahoma Bar Association since 1961. He has been a Fellow of the American College of Trial Lawyers since 1987 and was Chair for the Civil Justice Advisory Group for the Western District of Oklahoma in 1992. Mr. Bradford received his J.D. from the University of Tulsa School of Law in 1961 and is certified as an AAA arbitrator and mediator.  Bradford has considerable federal court securities litigation experience.

     Pursuant to the order entered by the Court in the SEC Lawsuit on August 11, 2000, the Temporary Receiver has filed with the Court five reports, dated September 15, 2000, October 31, 2000, January 4, 2001, April 6, 2001, and May 15, 2001, all of which are either attached as exhibits hereto or are incorporated by reference from previous filings with the SEC.

     As reflected in the reports, the Temporary Receiver has been engaged in locating assets of the Company, the Broadcom Group, and Webb. In addition the Temporary Receiver has entered into several settlement agreements with third parties which have provided revenues for operation of the Receivership and the payment of outstanding indebtedness during the reporting period. Webb surrendered books and records of the Company to the Temporary Receiver and was not active in the management of the Company from August 11, 2000, to December 21, 2000, when he resigned as President and as a member of the Board of Directors.

     The Temporary Receiver has also been in communication with third parties who are interested in entering into a business combination or merger with the Company which could result in the Company commencing or joining with such third parties for the purpose of operating a communications business.

    The Company, as of the date of this Report, has no governmental licenses and no research and development expenses.  The market for wireless service has numerous competitors.  The Company has therefore sought customers in "niche" markets where less competition exists.

EMPLOYEES

     The Company has a total of three employees, all of whom are full time. Pursuant to the Court's Order permitting the Company to commence business operations, it has engaged Ron Harris of Edmond, Oklahoma as Chief Operating Officer of the Company and Mr. John Shawver as technical assistant to Mr. Harris, as well as Ms. Christella Allen of Austin, Texas as a marketing consultant to the Company in connection with Native American market opportunities.

Item 2. Description of Property.

The Company leases approximately 280 square feet of office space at 1400 South Broadway, Suite 202, Edmond, Oklahoma. The rental payment is $286 per month and the term of the lease is 12 months and will expire on February 28, 2002.

Item 3. Legal Proceedings.

KLAUS LITIGATION

     On June 13, 2000, Frank L. Klaus, Jr., filed a petition in the District Court of Oklahoma County, State of Oklahoma against the Company, Broadcom, Black Giant Resources Corporation, Knight, and Webb. The petition alleges fraud and misrepresentations, breach of contract, and various violations of the Oklahoma Securities Act. The petition seeks damages in excess of $10,000 plus exemplary damages, attorney fees, and costs. Klaus's petition states, in summary, that he purchased 50,000 shares of the Company's common stock for the sum of $12,500 believing them to be unrestricted shares. The Temporary Receiver has been informed that the 50,000 shares in question were placed in a brokerage account in April 2001, and have either been sold or will be sold pursuant to Rule 144 of the Securities Act. The action is styled Frank L. Klaus, Jr. v. Broadband Wireless, et.al., Case No. CJ-2000-4319.

iTELL LITIGATION

     On June 22, 2000 the Company filed a civil action in the District Court of Oklahoma County, State of Oklahoma against Ado, Hill, and iTell, seeking to recover the monies paid in connection with the failed acquisition of iTell, the return of shares of common stock issued by the Company to Ado, Hill, and iTell in connection with the failed transaction, and for damages caused to the Company. The Company has alleged breach of contract and has requested judgment in an amount in excess of $10,000. Due to the subject matter of the suit and the subsequent SEC Lawsuit, the iTell litigation has not been pursued. At this time, it is undetermined whether the Company will pursue the matter and whether any recovery is likely. The action is styled Broadband Wireless v. Sergio Ado, et.al., Case No. CJ-2000-4602.

NEWHOUSE LITIGATION

     On September 8, 2000, the Company filed a civil action in the United States District Court for the Western District of Oklahoma against William G. Newhouse, III, an alleged beneficial 10 percent shareholder of the Company, for violations of state and federal securities laws and regulations. The Company sought a judgment in the amount of $293,749.70, with interest. On March 14, 2001, Newhouse and the Company entered into a settlement agreement. Pursuant to the terms of the settlement agreement, a judgment was entered against Newhouse in the sum of $247,543.70. Newhouse has represented that he has no assets available to pay the judgment. The Temporary Receiver has agreed to not enforce of the judgment until Newhouse's net worth equals or exceeds $220,000, at which time the Temporary Receiver, the Company, or the Company's surviving entity, assigns, or successors in interest may execute on the judgment. In addition, Newhouse surrendered to the Temporary Receiver 271,800 shares of Company stock.  See Note 15 at page F-17.  There are no assurances that the Company will collect any amount under the settlement agreement.

DICKSON LITIGATION

     On September 9, 2000, the Company filed a civil action in the United States District Court for the Western District of Oklahoma against Dickson, an alleged beneficial 10 percent shareholder of the Company, for violations of state and federal securities laws and regulations. See Part 1, Item 1, "Background of Broadcom's Acquisition Efforts." The action seeks damages on several causes of action, each in excess of $75,000. The case is set for the trial docket of October 1, 2001. It is anticipated that the Company will likely prevail on a number of the claims asserted. The Company has recently determined that, due to Dickson's financial status, it is unlikely that there will be any recovery on any judgment obtained by the Company. The action is styled Broadband Wireless International Corporation, by and through Peter B. Bradford, Receiver v. Donald E. Dickson, Case No. CIV-00-1833-M.

WILSON LITIGATION

     On September 8, 2000, the Company filed a civil action in the United States District Court for the Western District of Oklahoma against Wilson, an alleged beneficial 10 percent shareholder of the Company, for violations of state and federal securities laws and regulations. See Part 1, Item 1, "BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS." The action seeks damages on several causes of action, each in excess of $75,000. The case is set for the trial docket of October 1, 2001. It is anticipated that the Company will likely prevail on a number of the claims asserted, including recovery on a promissory note executed by Wilson in favor of the Company. The amount likely to be recovered on any of the other claims is undeterminable at this stage of the litigation, although Wilson appears to have assets and recovery of amounts due on any judgment obtained is possible. The action is styled Broadband Wireless International Corporation, by and through Peter B. Bradford, Receiver v. Curtis H. Wilson , Sr., Case No. CIV-00-1567-W.

LITIGATION AGAINST BAKER AND AAROW ENVIRONMENTAL GROUP, INC.

     On March 20, 2000, Baker tendered his resignation as President of the Company, and Webb became President once more. In the letter of resignation, Mr. Baker specifically stated that he was not resigning his position as a director of the Company or as its Chief Operating Officer. Approximately six weeks later, on May 3, 2000, Mr. Baker tendered his resignation as a member of the Board of Directors of the Company, as well as from all other offices he held with the Company. In the interim, on May 1, 2000, Aarow Environmental Group, Inc. ("Aarow") announced the acquisition of Global Wireless Technologies, Inc., an Oklahoma corporation of which Baker was the President and controlling stockholder. As a result of the acquisition, Baker became the President of Aarow, a publicly held company, as well as its largest stockholder. In connection with the acquisition, Aarow announced that its new subsidiary, renamed "Aaro Broadband Wireless Communications Corporation," would focus its efforts on fixed, wireless, broadband communications services throughout the central, western, and southwestern United States. Aarow also announced that its national headquarters was in the location of office space that Baker had leased while President of and on behalf of the Company.

     On May 24, 2000, the Company filed a petition in Oklahoma County, Oklahoma against Baker and Aarow. The petition, which sought injunctive relief and asserted claims for conversion, fraud, and misrepresentations, sought damages in excess of $10,000.

     On May 31, 2000, Aarow filed a petition in the District Court of Oklahoma County, State of Oklahoma naming the Company, Broadband Wireless Communications, Inc., Broadcom Wireless Corporation and Cisco Systems, Inc. as parties to an interpleader suit in which Aarow tendered certain computer equipment in its possession to the court to make a determination of who has the right to the equipment. Aarow sought the recovery for its costs and fees incurred in connection with the suit, no money damages were sought.

     As reported in the Company's Current Report on Form 8-K dated October 28, 2000, as part of the SEC Lawsuit, on October 17, 2000, the Court issued an order (the "District Court Order") approving the entry of the Company into a certain Settlement Agreement (the "Settlement Agreement"), whereby the Company settled certain lawsuits pending in the District Court of Oklahoma County, as follows:

-Broadband Wireless International Corporation, f/k/a Black Giant Oil Company vs. Ronald L. Baker, AAROW Environmental Group, Inc., a/k/a AARO Broadband Wireless Communications Corporation, and GetMore Communications, Inc., Case No. CJ-2000-3816 (the "First Civil Action"), wherein the Company alleged, among other things, claims against Baker, GetMore, and Aarow for negligent misrepresentation. In the First Civil Action, Baker filed counterclaims against the Company and third party claims against other parties alleging, among other things, claims for breach of contract, violations of federal and state securities laws, fraud, and conversion.

-Broadcom Wireless Communications Corp. and Black Giant Resources Corporation vs. Ronald L. Baker, AAROW Environmental Group, Inc., a/k/a AARO Broadband Wireless Communications Corporation, and GetMore Communications, Inc., Case No. CJ-2000-5129 (the "Second Civil Action"), wherein Broadcom and Black Giant Resources Corporation alleged, among other things, claims against Baker, GetMore and Aarow for negligent misrepresentation.

-Gary Duke, Ron Baker, and GKD, Inc. vs. BroadCom Wireless Communications Corporation, Case No. CJ-2000-4813 (the "Third Civil Action"), wherein Duke, Baker, and GKD, Inc. alleged, among other things, claims against Broadcom for conversion and fraud.

     In the Settlement Agreement, the Company, Aarow, Broadcom, Black Giant Oil Company, Black Giant Resources Corporation, and all other parties settled all claims against each other in the First Civil Action, the Second Civil Action, and the Third Civil Action (collectively, the "Settled Claims"). The District Court Order provides, among other things, that the Settlement Agreement was in the best interest of the Company and was necessary and proper for the collection, preservation and maintenance of receivership assets.

     Under the terms of the Settlement Agreement, AARO assumed liability for $550,000 in convertible subordinated debentures issued by the Company and such debentures were canceled in exchange for 1,000,000 shares of common stock of AARO. Further, AARO solicited and procured purchasers of the Company's Settled Claims to third parties for the aggregate sum of $400,000, which proceeds have been paid to the Company. The claims of the Company purchased by the third parties have been exchanged with AARO for 1,800,000 shares of common stock of AARO. In addition, 2,700,000 shares of the Company's common stock possessed by Baker and Duke were returned to the Company, and Duke has received 200,000 shares of common stock of AARO. Further, certain of the Company's restricted shares of common stock were exchanged for warrants to acquire shares of AARO.

     As a part of the Settlement Agreement, Baker entered into a release of all claims of any kind against the Company and related entities, and the Company indemnified Baker in the event of any claims made against Baker arising from the Settlement Agreement. In May 2001, actions were filed in the District Court of Oklahoma County, State of Oklahoma by Mitchell Walker and Dan Walker against Baker and others alleging that said parties were aiders and abettors in connection with a sale of securities in violation of Oklahoma securities laws. Counsel for Baker has made a request for indemnification to the Temporary Receiver pursuant to the indemnification clause in the Settlement Agreement. The Temporary Receiver has responded to Baker's counsel's request and has advised them that the Temporary Receiver does not believe the indemnification clause contemplates third party actions and that because of the release and the stay in the SEC Lawsuit, that the Company will not have to indemnify Baker. The matter remains unresolved, but the Temporary Receiver believes it will not result in any loss or expense to the Company, although the Company's potential liability has not been determined.

WEBB SETTLEMENT

     The Temporary Receiver, on behalf of the Company, entered into a settlement agreement with Webb on April 19, 2000, under which Webb has agreed to transfer cash and assets to the Company with a total value in excess of $350,000, including any common stock of the Company still held by Webb. Webb has also agreed to cooperate with the Temporary Receiver in providing any required information concerning other defendants. Under the Webb settlement agreement, Webb has transferred to the Temporary Receiver $44,000 in cash, 1,720,176 shares  of Company stock, 5 tracts of Texas real estate worth $75,000, and has assigned oil and gas revenues from two producing wells.  Webb has also forgiven a $150,000 note from the Company (see Note 12 to Financial Statements).  Webb also executed a sworn affidavit concerning his net worth and is cooperating with the Temporary Receiver's investigation.  The Webb settlement is awaiting approval of the Court.

THE GENESIS MARKET NEUTRAL PARTNERS, L.P. SETTLEMENT

    Genesis is a private investment entity headed by Conrad Seghers of Dallas, Texas.  Genesis and Seghers had performed consulting services for the Company in 2000.  In March 2000, Genesis entered into several agreements with Broadcom to purchase stock of the Company.  Genesis Market Neutral inadvertently overpaid for its stock by $175,000.  To settle this claim, the Temporary Receiver has entered into an agreement with Genesis, approved by the Court, to issue 1,050,000 shares of stock of the Company, of which 150,000 shares were issued from the authorized, but unissued, S-8 Shares.  The remaining shares are being issued at the rate of 150,000 shares a month which will be completed in October 2001 under the terms of the settlement agreement and Seghers and Genesis have released the Company from any further liability.

ADDITIONAL LITIGATION

     The Company anticipates that additional lawsuits (the "Additional Lawsuits") will be filed against the Company in connection with activities prior to the filing of the SEC Lawsuit. While the Company intends to defend itself against any Additional Lawsuits, no assurance can be made as to the favorable outcome of such litigation. Judgments rendered against the Company in some or all of such litigation could have material adverse effect on the Company. Any lawsuits against the Company are stayed pursuant to the Order of August 11, 2000.

     The Company also anticipates filing additional lawsuits against former officers, directors, and former 10 percent shareholders who may have liability under Section 16(b) of the Exchange Act which imposes liability on officers and directors of an issuer for short-swing trading in equity securities if the issuer has a class of equities securities registered under Section 12 of the Exchange Act, and on the beneficial owner of 10 percent or more of the class of equities securities registered by such issuer under Section 12.

Item 4. Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON EQUITY

     The Company's common stock trades on the OTC Bulletin Board under the symbol "BBAN." Prior to February 2000, the Company's common stock was traded on the OTC Bulletin Board under the symbol "BGCC." On June 29, 2001, the closing bid price for the common stock was $.07 per share. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through March 31, 2001. Because the common stock trades on the OTC Bulletin Board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.

Bid Prices

		High	Low

1999	First Quarter	$ 0.095	$ 0.055
	Second Quarter	$ 0.80	$ 0.040
	Third Quarter	$ 0.040	$ 0.025
	Fourth Quarter	$ 0.030	$ 0.021

2000	First Quarter	$ 4.625	$ 4.0000
	Second Quarter	$ 0.652	$ 0.5625
	Third Quarter	$ 0.1719	$ 0.1406
	Fourth Quarter	$ 0.125	$ 0.0781

2001	First Quarter	$ 0.1719	$ 0.1406

     The number of beneficial holders of record of the common stock of the Company as of the close of business on June 29, 2001, was approximately 2,088.

DIVIDENDS

     The Company has not paid cash dividends on our common stock since our inception. The Company does not anticipate paying any dividends at any time in the foreseeable future.  The Company expects to use any excess funds generated from our operations for working capital and to fund the Business Plan.

RECENT SALES OF UNREGISTERED SECURITIES

     The following sets forth certain information regarding recent sales of the Company's common stock, which were not registered under the Securities Act.

SHAREHOLDER	AMOUNT OF SHARES	DATE OF ISSUANCE	CONSIDERATION
Wolas Family Limited Partnership	4,100,000	6/30/00	Conversion of debt valued at $51,250
Tommy K. Hill, as nominee	30,000,000	5/12/00	Collateral for financings (3)(5)
Stephen M. Grosber	500,000	4/11/00	Exercise of warrants valued at $25,000
Englands Tea & Coffee Exchange, Ltd.	1,000,000	4/8/00	Acquisition of iTell(3)
14
Global Access New Millennium, Inc.	1,000,000	4/8/00	Acquisition of iTell(3)
Tommy K. Hill, as nominee	10,000,000	4/8/00	Collateral for financings (3)(4)
Broadcom Wireless Communications Corporation	15,000,000	3/18/00	Acquisitions valued at $30,000,000(2)
Signature Motorcars, Inc.	20,000	3/13/00	To acquire the Troell lease and Spires wells interests
Wolas Family Limited Partnership	536,560	2/2/00	Conversion of debt and interest valued at $6,707
Wolas Family Limited Partnership	1,200,000	1/25/00	Conversion of debt valued at $15,000
Wolas Family Limited Partnership	2,610,000	1/5/00	Conversion of debt and interest valued at $32,625
Ben Botello	150,000	11/22/99	Debt renewal services valued at $71,875
Robin Ziek	15,000	11/22/99	Legal services valued at $187.50
Broadcom Wireless Communications	52,400,000	11/6/99	Acquisitions valued at $655,000(1)
Frank Spangler	25,000	11/6/99	Services
Karen Lee	75,000	11/6/99	Services
Moonstar Enterprises	300	11/5/99	Services
Tango Oil Company	550,000	11/5/99	Services
William R. Miertschin	600,000	11/5/99	Services
Joetta Schuman	50,000	11/3/99	Services
Susie Hare	100,000	11/3/99	Services
Wolas Family Trust	175,000	10/25/99	$2,187.50
Black Giant Resources, Inc.	1,900,000	10/13/99	Private placement for $25,000(6)
Osage Hills Energy Company	100,000	8/31/99	Private placement for $10,000
Amber G. Smith	60,000	8/19/99	Services valued at $1,200
Elizabeth Webb	150,000	8/19/99	Services valued at $3,000
Gifford Dieterle	75,000	8/19/99	Services valued at $1,500
Ivan W. Webb	675,000	8/19/99	Services valued at $13,500
Karen Lee	11,500	8/19/99	Services valued at $230
Richard M. Hewitt	75,000	8/19/99	Services valued at $1,500
Edgar Campbell	50,000	5/3/99	Private placement for $1,250
Glen Deitker	200,000	5/3/99	Private placement for $5,000
Oklahoma Energy Partners	1,200,000	5/3/99	Acquisition of assets valued at $48,000
William Miertschin	711,000	5/3/99	Services valued at $8,887
(1)

15,000,000 of the 53,400,000 shares were being held in escrow by the Company and have recently been canceled, for the reason that the transactions pursuant to which Broadcom was to receive such shares as consideration were never consummated. An additional 13,000,000 shares which were still held in Broadcom's name were canceled as the Company anticipates that the majority of the 13,000,000 were actually sold but never transferred to unidentified stockholders
(2)	5,000,000 of the 15,000,000 shares were canceled by the Company, for the reason that the transactions pursuant to which Broadcom was to receive such shares as consideration were never consummated.
(3)	The value associated with these shares was not stated. These shares were canceled by the Company for failure of consideration for the issuance.
(4)	All 10,000,000 shares were canceled by the Company, for the reason that new shares were subsequently issued as collateral for financings.
(5)	All 30,000,000 shares were canceled by the Company, for the reason that it was no longer necessary for the Company to use these shares as collateral for financing purposes.
(6)	1,000,000 of these shares were canceled by the Company for failure of consideration for the issuance.

     No sales commissions were paid in connection with the above stock issuances. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. However, the Company believes that certain of the above holders may have acted as statutory underwriters in connection with the public distribution of the shares acquired by them. See "Item 1. Description of Business--BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS; and -- RESALES OF SECURITIES BY THE BROADCOM GROUP."

     From February 2000 through April 2000, the Company sold an aggregate of $700,000 of its 12% one-year convertible debentures to a total of 21 persons. The Company planned to use 80% of the proceeds from the convertible debentures for purposes relating to the proposed operations of GetMore Communications. However, although $700,000 in debentures were sold, only $450,000 was deposited into the Company's bank account. The Company believes that the remaining proceeds, $250,000, were deposited in accounts controlled by the Broadcom Group. Moreover, the Company never realized the benefits of the majority of the monies it did receive, inasmuch as the Company believes such monies inured to the benefit of Aarow, the company to which Baker moved the Company's wireless operations. See "Item 3. LITIGATION AGAINST BAKER AND AAROW ENVIRONMENTAL GROUP, INC."

     During April and May 2000, the Company issued 7,250,000 shares of common stock under the Form S-8 Registration Statement to certain individuals who were purportedly consultants. These individuals may have actually been acting as soliciting underwriters, contrary to the permitted use of Form S-8. See "Item 1. Description of Business -- THE FORM S-8 REGISTRATION STATEMENT."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Receiver to locate and recover assets of the Company; (ii) the appointment of officers for the Company; (iii) the ability of the Company to enter into a business combination or merger; (iv) the ability or inability to continue operations using the Business Plan; (v) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (vi) anticipated financial performance; (vii) ability to comply with the Company's general working capital requirements; (vii) the outcome of the various lawsuits; and (viii) the cancellation of shares of the Company's common stock issued without consideration or in violation of applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     To date, none of the transactions underlying the Letter of Understanding, or the other transactions brought to the Company by the Broadcom Group, have resulted in any revenues to the Company. Moreover, the Company has significant liabilities and no significant assets, other than cash and notes receivable.

      On August 11, 2000, the SEC initiated the SEC Lawsuit and obtained an emergency, ex parte order (the "Order") appointing Peter B. Bradford, an Oklahoma City attorney, as Temporary Receiver for the Company (and two related entities, Broadcom Wireless Communications Corporation, an Oklahoma corporation, and Black Giant Resources Corporation, an Oklahoma corporation), and also obtained a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets. Pursuant to the Order entered by Court, the Temporary Receiver has filed five reports to the Court since the date of this Order regarding activities conducted by the Temporary Receiver since his appointment dated September 15, 2000, October 31, 2000, January 5, 2001, April 6, 2001, and May 15, 2001, all of which are attached as exhibits hereto (together, the "Receiver's Reports"). The Receiver's Reports indicate that the Company had no business activities or operations as of March 31, 2001. As reflected in the Receiver's Reports, the Receiver has been engaged in locating assets of the Company along with assets of the other SEC Lawsuit defendants, Broadcom, Black Giant Resources Corporation, Ivan Webb, Donald L. Knight, and Kimberly Knight.

      In December 2000, the Board of Directors considered adopting the Business Plan, which describes a wireless Internet service provider business in the greater Oklahoma City geographical market. The Company conducted test applications of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma. These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan. In February 2001, the Receiver submitted the Business Plan to the Court for approval. The Company received Court approval on February 7, 2001, to immediately commence with business operations pursuant to the Business Plan.

      The Company is in communication with third parties who are interested in entering into a business combination or merger with the Company which could result in the Company commencing, or joining with such third parties to operate, a communications business. All current communications are exploratory only, and there are no assurances that a potential combination or merger or other business purchase arrangement involving the Company will be realized.

     On February 23, 2001, the Company entered into agreements with the American Bank & Trust Company of Edmond, Oklahoma and with Republic Bank of Norman, Oklahoma on March 19, 2001, to provide wireless communication services for those banks to and from their branch offices in Central Oklahoma. The Company also entered into a similar agreement with McClain County Bank on May 17, 2001. The Company began realizing revenues from these clients in May 2001.

     The Company is exploring the potential for business development in Native American markets and has developed collateral materials and processes necessary to deliver qualified proposals to any nation based upon site surveys and/or campus maps. The Company believes this business sector will provide recurring revenues. The Company has presented several comprehensive proposal documents to various Indian Nations, including the Northern Cheyenne, Pomo, Colorado River, Chipewa-Cree, and the Seneca Nations, and expects one or more to be ratified in July 2001 by the respective Tribal Councils.  The Company believes that these markets have the potential to generate a substantial portion or all of the revenues recurring to fund the Company's business operations as contemplated in the Business Plan.

     The Company's economic development initiatives for the Northern Cheyenne Nation provide for the Northern Cheyenne Nation to install and implement the Company's solutions (as subcontracted labor) in the reservations in a five-state area around Montana. The Company believes it is positioned to provide the technical solutions and necessary tools and training to assist the tribes in developing their own technical support and installation staff. These communities are technology and job deprived, and we have garnered much attention to bring a cost-effective, communications infrastructure and jobs to these underserved markets. Our goal is to install and implement at least one wireless, re servation-network per month of the similar size and magnitude as that proposed to the Northern Cheyenne Nation. AITEC (the American Indian-owned contractor with whom we have developed a strategic relationship) is prepared for this "run-rate." We have recently participated in the NIBA (Native Indian Business Association) conference in Albuquerque, New Mexico in an attempt to market our capabilities. There are no assurances that we will obtain the contracts described above or realize our installation goal.

Revenues

Total revenues of the Company for the 12 months ended March 31, 2001, and 2000, were $1,385 and $2,990 respectively, a decrease of $1,505.

Operating Expenses

Operating expenses of the Company for the 12 months ended March 31, 2001, and 2000, were $942,819 and $127,786, respectively, an increase of $815,033. The increase is largely attributable to an increase in professional services necessitated by the SEC Lawsuit and the resulting Receivership.

Liquidity and Capital Resources

      The Company continues to have extremely limited liquidity and its primary source of funds is currently restricted to the activities of the Temporary Receiver in seeking to marshal the assets of the Company and pursue all claims of the Company. From the date of his appointment on August 11, 2000, to June 29, 2001, the Temporary Receiver recovered approximately $850,000, which funds have been or will be used to offset other obligations of the Company.  The Temporary Receiver has also recovered approximately $300,000 in notes, real estate, and personal property, which will be liquidated to provide operating capital to the Company.

      The Company has initiated the Business Plan pursuant to the February 7, 2001 order of the Court. In May 2001, the Company realized revenues of approximately $1,800 from the three existing contracts for wireless Internet services. These contracts are expected to generate approximately $1,600 in monthly revenues for the next 6 months.

      Although the Company currently has very limited resources with which to implement the Business Plan, the Company believes that the current resources available to the Company, along with the anticipated revenues from the wireless services contracts, will finance the activities of the Company for at least the next six months. The Company's ability to implement the Business Plan will require immediate, additional resources which must be funded by the issuance of equity or debt and/or other external means of financing. There are no assurances the Company will have, or be able to obtain, such funds.

Item 7. Financial Statements.

The financial statements of the Company are incorporated by reference from pages F-1 through F-24 of the attached Appendix, and include the following:

Financial Statements of Broadband Wireless International Corporation

                                                                                                                                                                                    Page

(1) Reports of Independent Auditors                                                                                                                  F-2

(2) Balance Sheets as of March 31, 2001 and 2000                                                                                            F-3

(3) Statements of Operations for Years Ended March 31, 2001
      and 2000                                                                                                                                                             F-5

(4) Statements of Changes in Stockholders' Equity for Years
      Ended March 31, 2001 and 2000                                                                                                                    F-7

(5) Statements of Cash Flows for Years Ended March 31, 2001
      and 2000                                                                                                                                                             F-9

(6) Notes to Financial Statements for Years Ended March 31,
      2001 and 2000                                                                                                                                                    F-11

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On June 28, 2000, the Company's Board of Directors approved the engagement of the accounting firm of Clyde Bailey, P.C. as its independent certifying accountants for the Company's fiscal year ending March 31, 2000, to replace the accounting firm of Jackson & Rhodes, P.C., who resigned on June 24, 2000. Jackson & Rhodes' reports on the financial statements of the Company for the past two fiscal years ended March 31, 1999, and March 31, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim periods subsequent to the Company's fiscal year ended March 31, 1999, there have been no disagreements with Jackson & Rhodes on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events as defined in Item 304 (a) (1) (iv) of Regulation S-B.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act

      The following information is furnished for each person who serves as an executive officer or director of the Company as of June 29, 2001. The Board of Directors currently consists of three members, Albie Shaffer, Dr. Ron Tripp, and William Higgins, all of whom were appointed to vacant positions on the Board in December of 2000 by Ivan Webb and Howard Siegel who were then the only members of the Board of Directors. Webb and Siegel also resigned in December 2000.
Name	Age	Position

Albie Shaffer	39	Chairman of the Board of Directors
Ron Tripp	48	Director, Secretary and Treasurer
William Higgins	52	Director
Ron Harris	42	Chief Operating Officer

      Albie Shaffer, Chairman of the Board of Directors. Mr. Shaffer is the principal in a performance engineering and regulatory compliance company, the Shaffer Group, and president of a commercial services corporation, Integrated Lawncare Services, Inc., both based in Houston, Texas. He has over 15 years of operations management experience in engineered controls and healthcare engineering and has focused expertise in program development and the application of best management practices with companies such as Honeywell and ICI. He served as director and regional Vice President for Intellex from 1991 to 1997 and is a member of the American Society of Healthcare Engineering.

       Dr. Ron Tripp, Director, Secretary and Treasurer. Dr. Tripp is a chiropractic physician with a private practice in Norman, Oklahoma. He serves as President of the Oklahoma Board of Chiropractic Examiners through appointment in 1998 by Governor Frank Keating, is a delegate to the National Board of Chiropractic Examiners and the Federation of Chiropractic State Licensing Boards, and is President of USA Judo. Dr. Tripp is a former representative and President of U.S. Operations of the Mendel Japan Corporation based in Tokyo, Japan.

      William Higgins, Director. Mr. Higgins practices law in Claremore, Oklahoma, with his practice focusing on business litigation and other trial work services. He previously served as Assistant District Attorney from 1974 through 1977 and has since been in private practice. Mr. Higgins is a member of the Oklahoma Trial Lawyers Association, American Bar Association and the Association of Trial Lawyers of America.

       Ron Harris, Chief Operating Officer. Prior to his employment with the Company in February 2001, Mr. Harris served as a technology, business development and e-business strategy consultant for the Company. He was President of ENTEQ Solutions in Oklahoma City, Oklahoma from April 1998 to March of 2000, and was President of Inacom Information Systems in Oklahoma City, Oklahoma from 1988 to 1998.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any persons who own more than 10 percent of a registered class of the Company's equity securities to f ile with the SEC and each exchange on which the Company's securities are listed reports of ownership and subsequent changes in ownership of common stock and other securities of the Company.  Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to the Company or written representations that no requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met, except for the late filing of an initial Form 3 by Messrs. Shaffer, Tripp, Higgins, and Harris.

Item 10. Executive Compensation.

     The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the Chief Operating Officer (the "Named Executive Officers"). None of the Named Executive Officers received any compensation in fiscal years ended 2001, 2000, or 1999, unless indicated.
		Annual Compensation

Name and Principal Position	Fiscal Year Ended	Salary	Bonus

Ivan W. Webb, President and Chief Executive Officer (1)	2000	$9,000	--
Ron Harris, Chief Operating Officer (2)	2001	$36,000 (2)	--

(1)  Mr. Webb ceased to have any involvement with the Company on August 11, 2000, the date of the appointment of the Temporary Receiver.  He officially resigned as President, Chief Executive Officer, and as a member of the Board of Directors on December 21, 2000.
(2)  Mr. Harris had previously served as a consultant to the Company from June 1, 2000, to January 5, 2001, at which time Mr. Harris was employed as the Chief Operating Officer of the Company. Mr. Harris' salary is $171,000 per year.
       Mr. Harris' employment agreement (discussed in greater detail below) provides that Mr. Harris is to earn $12,000 a month for the first three months of his employment contract (January 2001 through March 2001) and $15,000 per month thereafter. The amount disclosed is Mr. Harris' salary from January 5, 2001 to March 31, 2001, earned in his capacity as
       Chief Operating Officer. Mr. Harris earned an additional $67,406, including expenses, in his capacity as consultant during the fiscal year March 31, 2000, to March 31, 2001.

       On April 17, 2000 the Board of Directors approved and adopted the Company's 2000 Stock Option Plan (the "Plan") and reserved 8,000,000 shares of the Company's common stock to be issued under the Plan. As of the date of this Report, no options have been granted under the Plan to Mr. Harris or Mr. Webb. See "Item 1. Description of Business -- BACKGROUND OF BROADCOM'S ACQUISITION EFFORTS; -- THE FORM S-8 REGISTRATION."

DIRECTOR COMPENSATION

      The members of the Board of Directors do not receive regular compensation for serving on the Board of Directors. However, on May 25, 2001, the Options Committee of the Board of Directors of the Company voted to grant nonqualified options to members of the Board of Directors as follows: Albie Shaffer, 200,000; Ron Tripp, 100,000; and William Higgins, 100,000. The exercise price on the options is to be $.08 per share, the closing bid price of the common stock on the date of grant. The options are exercisable as to 25% of the underlying shares of common stock after three months, an additional 25% after six months, an additional 25% after nine months, and are fully exercisable after 12 months.

       On June 30, 2000, the Board of Directors ratified the grant of warrants to the Advisory Committee to compensate them for their services provided and to be provided as members of the Advisory Committee. Each member of the Advisory Committee was granted 150,000 warrants that were immediately exercisable entitling the holder thereof to purchase 150,000 shares of the Company's common stock, with the exercise price of such warrants to be equal to $0.0625, the closing price of the Company's common stock on the date of grant.  The Temporary Receiver is currently investigating whether the warrants granted on June 30, 2000, were validly issued.

EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with Mr. Harris. Mr. Harris' employment agreement has an indefinite term, but may be terminated by either party with 30 days notice. Mr. Harris currently receives an annual salary of $171,000. Under Mr. Harris' employment agreement Mr. Harris was entitled to performance based compensation in the form of $3,000 per month for the first three months of his employment agreement (January, February and March of 2001) as well as stock options for the purchase of 25,000 shares of common stock. The performance goals were not achieved and Mr. Harris will not receive the performance based compensation provided for in his employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP

      The following table sets forth information as of June 29, 2001, concerning the beneficial ownership of common stock by each of the Company's directors, each Named Executive Officer, and all directors and executive officers of the Company as a group, and by each person who is known by the Company to own more than 5% of the outstanding shares of common stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock. The address for each beneficial owner is 1400 South Broadway, Edmond, Oklahoma 73034, unless otherwise indicated.

BENEFICIAL OWNER	NUMBER OF SHARES	PERCENT

Albie Shaffer*	288,000(1)	**
Ron Tripp*	140,000(2)	**
William Higgins*	65,000(3)	**
Ron Harris	0	**
Herbert Wolas(4)	5,171,560(4)	8.9
All officers and directors as a group (4 persons)	493,000	**

        *        Director
        **      Less than 1%.
        (1)      This amount includes 50,000 shares of common stock which Mr. Shaffer may acquire within the next 60 days under nonqualified stock options granted on May 25, 2001, as well as 150,000 shares which may be acquired under certain warrants granted on June 30, 2000.  The Temporary Receiver is currently investigating whether the warrants issued on June 30, 2000, were validly issued.
        (2)      Mr. Tripp's spouse owns 115,000 of these shares, of which Mr. Tripp disclaims beneficial ownership.   This amount
                   includes 25,000 shares of common stock which Mr. Tripp may acquire within the next 60 days under nonqualified stock options.
        (3)     This amount includes 25,000 shares of common stock which Mr. Higgins may acquire within the next 60 days under nonqualified stock options.
        (4)     This amount is based upon the Schedule 13D, filed July 10, 1998, by Mr. Wolas and the Wolas Family Limited
                  Partnership, as well as the Company's Form 10-KSB for the reporting period ended March 31, 2000, filed by previous management.  The Schedule 13D provides that this amount includes 4,771,560 shares of common stock
                  held by the Wolas Family Limited Partnership, of which Mr. Wolas is the Managing Partner.   The address for the
                  Wolas Family Limited Partnership is 1875 Century Park East, No. 2000, Los Angeles, California 90067.  Notwith-
              standing the Schedule 13D, the Company believes Mr. Wolas may have disposed of some, if not all, of the common stock.

Item 12. Certain Relationships and Related Transactions.

      In March 2000, the Company executed a promissory note to Webb in the principal amount of $150,000 bearing interest at an annual rate of 10% and payable on demand, to evidence cash advances totaling $150,000 made by Webb on behalf of the Company prior to March 27, 2000. In July of 2000, the Company executed a promissory note to Webb in the principal amount of $360,000 bearing interest at an annual rate of 10% and payable on demand, to evidence cash advances totaling $360,000 made by Webb on behalf of the Company from March 27, 2000 through July 10, 2000. Subsequent to July 10, 2000, the Company set off an aggregate $87,750 against amounts otherwise payable to Webb under the promissory notes, in recovery of certain short-swing profit liability incurred by Webb.

    The Temporary Receiver, on behalf of the Company, entered into a settlement agreement with Webb on April 19, 2000, under which Webb has agreed to transfer cash and assets to the Company with a total value in excess of $350,000, including any common stock of the Company still held by Webb. Webb has also agreed to cooperate with the Temporary Receiver in providing any required information concerning other defendants. Under the Webb settlement agreement, Webb has transferred to the Temporary Receiver $44,000 in cash, 1,720,176 shares  of Company stock, 5 tracts of Texas real estate worth $75,000, and has assigned oil and gas revenues from two producing wells.  Webb has also forgiven a $150,000 note from the Company (see Note 12 to Financial Statements).  Webb also executed a sworn affidavit concerning his net worth and is cooperating with the Temporary Receiver's investigation.  The Webb settlement is awaiting approval of the Court.

       Mr. Harris had previously served as a consultant to the Company from June 1, 2000 to January 5, 2001.  Mr. Harris earned an additional $67,406, including expenses, in his capacity as consultant during the fiscal year March 31, 2000 to March 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

       (1)  Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-24.
       (2)  The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit Number	Exhibit

3.1	Articles of Incorporation, filed as Exhibit 4.1 to the Company's Registration Statement of Form 8-A, dated June 13, 1977, and incorporated herein by reference.
3.2	Amendments to the Articles of Incorporation, filed as Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended March 31, 2000, and incorporated herein by reference.
3.3	First Amended and Restated Bylaws, filed as Exhibit 99.1 to the Company's Form 8-K dated June 21, 2000, and incorporated herein by reference.
4.1	Specimen Certificate of the Company's common stock, filed as Exhibit 4.1 to the Company's Form 1-KSB for the fiscal year ending March 31, 2000, and incorporated herein by reference.
4.2	2000 Stock Option Plan of the Company, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, file number 333-35440 and incorporated herein by reference.
10.1

Agreement in Principle and Letter of Understanding dated November 1, 1999, by and between Broadcom Wireless Communications Corporation and the Company, filed as Exhibit 4, to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

10.2	March 3, 2000 Assignment by and between the Company, Ron Baker and Gary Duke, filed as Exhibit 10.1 to the Company's Form 8-K, dated April 6, 2000, and incorporated herein by reference.
10.3

Agreement in Principle and Letter of Understanding, dated December 30, 1999, by and between Broadcom Wireless Communications Corporation and the Company which amends the Agreement in Principle and Letter of Understanding dated November 1, 1999, filed as Exhibit 10.3 to the Company's Form 10-KSB for the fiscal year ending March 31, 2000 and incorporated herein by reference.

99.1

First Preliminary Report of the Temporary Receiver, dated September 15, 2000, filed as Exhibit 99.1 to the Company's Form 10-QSB for the quarterly period ended September 30, 2000, and incorporated herein by reference.

99.2

Second Preliminary Report of the Temporary Receiver, dated October 31, 2000, filed as Exhibit 99.2 to the Company's Form 10-QSB for the quarterly period ended September 30, 2000, and incorporated herein by reference.

99.3

Third Preliminary Report of the Temporary Receiver, dated January 5, 2001, filed as Exhibit 99.3 to the Company's Form 10-QSB for the quarterly period ended December 31, 2000, and incorporated herein by reference.

99.4	Fourth Preliminary Report of the Temporary Receiver, dated April 6, 2001.
99.5	Fifth Preliminary Report of the Temporary Receiver, dated May 15, 2001.

(b)  Reports on Form 8-K

       The Company did not file a Form 8-K during the last quarter of the period covered by this Report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 2, 2001                                              BROADBAND WIRELESS INTERNATIONAL CORPORATION,
                                                   a Nevada corporation

                                                                   By   /s/ Albie Shaffer
                                                                           Albie Shaffer
                                                                           Chairman of the Board of Directors;

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME AND TITLE	DATE
/s/ Albie Shaffer Albie Shaffer Chairman of the Board of Directors	July 2, 2001
/s/ Ron D. Harris Ron D. Harris Chief Operating Officer (Principal Financial and Accounting Officer)	July 2, 2001
/s/ Ron Tripp Dr. Ron Tripp Secretary, Treasurer and Director	July 2, 2001
/s/ William Higgins William Higgins Director	July 2, 2001

APPENDIX A

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Financial Statements

Years ended March 31, 2001 and 2000

Contents

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Broadband Wireless International Corporation
(Formerly Black Giant Oil Company)

We have audited the accompanying balance sheet of Broadband Wireless International Corporation (formally Black Giant Oil Company) as of March 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadband Wireless International Corporation as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles.

On August 11, 2000, Peter B. Bradford ("Receiver") was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action. The Order appointing Temporary Receiver enjoins all persons and entities . . . "from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceedings which involves the Receiver or which affect the receivership assets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant operating losses and its working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clyde Bailey P.C.

San Antonio, Texas

May 24, 2001

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Balance Sheets
March 31, 2001 and 2000

	2001	2000

A S S E T S
Current Assets:
Cash	$ 228,124	$ 246,355
Notes Receivable	147,648	-

Total Current Assets	375,772	246,355

Investments	1,750	497,500

Fixed Assets:
Office Furniture and Equipment, net	14,957	-

Non-Current Assets
Notes Receivable	168,522	-

Other Assets:
Net assets of discontinued operations	26,700	230,844

	26,700	230,844

Total Assets	$ 587,701	$ 974,699

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current Liabilities
Accounts Payable and accrued liabilities	$ 57,091	$ 32,477
Convertible Subordinated Debentures	-	700,000
Convertible Debt	-	50,000
Notes Payable	50,000	112,250
Advances from officer	-	4,925

Total Current Liabilities	107,091	899,652

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock, $.10 par value, 25,000,000 shares	-	-
authorized; none issued and outstanding
Common stock, $.0125 par value, 250,000,000 shares	832,525	854,707
authorized; 66,602,016 and 68,376,537
shares issued and outstanding
Additional paid-in capital	2,614,106	1,346,663
Accumulated deficit	(2,964,621)	(2,124,923)

	482,010	76,447
Less Treasury stock (14,184 and 14,184 shares)	(1,400)	(1,400)

Total Stockholders' Equity	480,610	75,047

Total Liabilities and Stockholders' Equity	$ 587,701	$ 974,699

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Operations
Years Ended March 31, 2001 and 2000

	2001	2000
Revenues:
Miscellaneous Income	1,385	2,990

Total revenues	1,385	2,990

Operating Expenses:
Salaries	$ -	$ 34,955
Promotion and Advertising	85,920	-
Rent	286	9,418
Depreciation Expense	787	-
Professional Fees	82,887	-
Legal Fees	571,454	-
Consulting	121,633	41,977
General and Administrative	79,852	41,436

	942,819	127,786

Loss from operations	(941,434)	(124,796)

Other income (expense)
Interest income	11,021	1,022
Short Swing Income	-	87,750
Other Expense	(25,000)	(62,500)
Interest expense	(19,854)	(26,815)

Total other expense	(33,833)	(543)

Loss from continuing operations	(975,267)	(125,339)

Discontinued operations
Income from discontinued operations	2,963	6,173
Loss from discontinued operations	(344,144)	(218,895)

Total discontinued operations	(341,181)	(212,722)

Loss before extraordinary items	(1,316,448)	(338,061)

Extraordinary Items	476,750	(249,500)

F-5
Net Loss	$ (839,698)	$ (587,561)

Loss per common share:

From continuing operations	$ (0.004)	$ (0.004)
From discontinued operations	$ (0.004)	$ (0.005)
From extraordinary items	$ 0.006	$ (0.006)

Net Loss	$ (0.011)	$ (0.015)

Weighted average common shares outstanding	79,073,825	38,828,279

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Changes in Stockholders' Equity
Year Ended March 31, 2001 and 2000

	Common Stock

	Shares	Amount	Paid-In Capital	Additional Shares to be Issued	Accumulated (Deficit)	Treasury Total	Total

Balance, March 31, 1999	22,262,477	$ 278,281	$ 1,314,497	$ 16,250	$ (1,537,362)	$ (41,400)	$ 30,266

Shares issued for services	8,622,500	107,781	10,961				118,742
Shares issued for cash	6,750,000	84,375	11,875	(16,250)			80,000
Shares issued for interest	521,560	6,520	(1,395)				5,125
Shares issues for convertible debt	4,000,000	50,000	-				50,000
Shares issued for purchase of assets	44,220,000	552,750	10,725			40,000	603,475

Net Loss					(587,561)		(587,561)
Shares canceled subsequent to year end	(18,000,000)	(225,000)					(225,000)

Balance, March 31, 2000	68,376,537	$ 854,707	$ 1,346,663	$ -	$ (2,124,923)	$ (1,400)	$ 75,047

Stock Canceled - 12/20/01	(250,000)	(3,125)					(3,125)
Stock Cancelled - 1/22/01	(9,304,011)	(116,300)					(116,300)
Stock Cancelled - 3/14/01	(271,800)	(3,398)	(42,808)				(46,206)
Stock Canceled - 3/31/01	(1,380,617)	(17,258)					(17,258)
Stock Canceled - 5/31/01	(8,525,500)	(106,569)					(106,569)

Total Stock Cancelled	(19,731,928)	(246,649)	(42,808)				(289,457)

Settlement of Inadequate Compensation for Stock			1,111,377				1,111,377

Stock Warrants Converted to Stock - 4/11/00	500,000	6,250	18,750				25,000
Stock Warrants Converted to Stock - 3/15/01	907,407	11,343					11,343
Stock issued per S-8 Filing - 4/26/00	7,250,000	90,625	180,124				270,749
Stock issued for notes and interest - 6/30/00	4,100,000	51,250					51,250
F-7
Stock issued for purchase of assets - 4/8/00	4,000,000	50,000					50,000
Stock issued pursuant of Settlement - 3/29/01	1,200,000	15,000					15,000

Net Loss					(839,698)		(839,698)

Balance, March 31, 2001	66,602,016	832,525	2,614,106	-	(2,964,621)	(1,400)	480,610

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Cash Flows
Years Ended March 31, 2001 and 2000

	2001	2000

Cash Flows from Operating Activities:	$ (839,698)	$ (587,561)

Net Loss
Adjustments to Reconcile net loss to net cash
Provided by (used in) operating activities:
Shares issued for services	-	118,742
Shares issued for interest	1,250	5,125
Changes in operating assets and liabilities:
Depreciation	787
Prepaid expenses	-	5,000
Accounts payable and accrued liabilities	24,614	14,204
Net assets of discontinued operations	204,144	(24,364)

Net Cash provided by (used in) Operating Activities	$ (608,903)	$ (468,854)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(15,744)
Notes and Loans Receivable:
Advances	(271,955)
Collections	1,375	-
Investments	495,750

Net Cash provided by (used in) Investing Activities	$ 209,426	$ -

Cash Flows from Financing Activities:
Issuance of common stock	83,250	96,250
Advances from officer	(4,925)	(8,400)
Note Payable	(62,250)	112,250
Settlement of Inadequate Compensation for Stock	1,065,171
Convertible Debt	-	(10)
Convertible Subordinated Debentures	(700,000)	700,000

Net Cash provided by (used in) Financing Activities	$ 381,246	$ 900,090

Net Increase (Decrease) in cash and cash equivalents	(18,231)	431,236

Cash at beginning of year	$ 246,355	$ 119

F-9
Cash at end of year	$ 228,124	$ 431,355

Supplemental disclosure:
Total interest paid	$ 17,354	$ 6,300

Non-cash transactions: (See Statement of Stockholders' Equity)
Shares Issued for Assets	4,000,000	26,220,000
Shares Issued for Services	-	8,622,500
Shares Issued for Convertible Debt	4,000,000	400,000
Shares Issues for Interest	100,000	521,560

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations (see Note 8). The Company sold the majority of these discontinued assets in October 2000. The Company has had nominal revenues from oil and gas activities.

Although the Company in November of 1999 executed an Agreement in Principle and Letter of Understanding with Broadcom Wireless Communications Corporation ("Broadcom"), no viable operations resulted in this transaction.

The Company held a shareholders' meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation. Also, the Company's shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000. At March 31, 2001, there were 66,602,016 shares of common stock (as adjusted for subsequent cancellations) and no preferred stock is outstanding.

On August 11, 2000, Peter B. Bradford ("Temporary Receiver") was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action (the "SEC Action"). The Order appointing Temporary Receiver enjoins all persons and entities . . . "from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets."

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered continuing net losses from operations and has a deficit in working capital as of March 31, 2001. As explained above, the Company has nominal operations. The Company is dependent on locating a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continuation)

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

Note 2 -- CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS

The Company issued convertible debt to a shareholder with an original date of September 22, 1997, and a maturity date of September 22, 2001. Annual interest is at 10%, payable quarterly. The debt is convertible to equity at $.02 per share. On June 30, 2000, the Company issued 4,100,000 shares to pay the balance of the Convertible Debt and accrued interest. At the time of such payment, there was a balance of $50,000 due on the notes payable and $1,250 in accrued interest. For the years ended March 31, 2001 and 2000, the Company has issued common stock at $.02 per share as payment for interest. The shareholder currently holds a warrant to acquire 1,000,000 shares at $.025 per share. The warrants expires in September 2002. The Company issued 907,407 shares to this shareholder on March 15, 2001, upon the partial exercise of this warrant.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 2 -- CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS (continuation)

During the years ended March 31, 2001 and 1999, the Company's president advanced certain funds interest free to the Company. As of March 31, 2000 and 1999, the Company owed $4,925 and $13,325, respectively as a result of these transactions. Also, the Company's president loaned the Company $150,000 to fund the portion of a merger in March of 2000, and further loans totaling $460,000 to fund the Company in June and July of 2000. That amount has been reduced because of a "short swing profit" of $87,750 described further in these notes. The Company's president agreed to forgive these loans as a condition of his settlement with the Receiver and the Security and Exchange Commission ("SEC"). The individual was terminated as president effective December 2000. As described in Note 17, the balance of the loans ($422,250) has been recorded in the Stockholders' Equity section as a "Settlement of Inadequate Compensation for Stock.

Note 3 -- STOCK ISSUED FOR SERVICES

During 2000 and 1999, the Company issued common stock in lieu of cash to certain related parties, valued at estimated fair market value at the date of issuance, for services performed on behalf of the Company. The shares issued and value of those shares are as follows for the years ended March 31:

	Shares Issues	Value

2000	8,622,500	$ 118,742
1999	100,000	8,642

Note 4 -- INCOME TAXES

At March 31, 2001, the Company had net operating loss carryforwards totaling approximately $1,657,358 available to reduce future taxable income through the year 2015. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

The Company has deferred tax assets amounting to approximately $285,500 and $277,500 at March 31, 2001 and 2000, respectively, related to the net operating loss carryforwards. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.

[ This space is intentionally left blank.]

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 5 -- COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company invests its cash primarily in certificates of deposit with major banks. The Company has not incurred losses related to its cash.

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

Note 6 -- DISCONTINUED OPERATIONS

As explained in Note 1, the net oil and gas assets of the discontinued operations are reported in the accompanying balance sheet as net assets of discontinued operations as of March, 2001 and 2000. Following is a summary of these net assets:

		2001	2000
Assets:
	Troell lease	$ -0-	$ 110,571
	Spires wells	-0-	29,483
	Stormco lease	-0-	-0-
	Starr lease	-0-	7,500
	Hill Country Exploration	-0-	56,590
	Other	26,700	26,700

	Total Assets	$ 26,700	$ 230,844

Net Assets:		$ 26,700	$ 230,844

The balance of the Troell lease was acquired by the Company in February 2000. The Company paid the purchase price by issuing 20,000 shares of common stock out of the Treasury. The Company had intended to form a subsidiary to sell these oil and gas properties, but elected not to pursue the transaction as of March 31, 2001.

The Company sold the oil and gas leases in October 2000 to an individual for $10,000 resulting is a loss of $194,144 included in "Loss from discontinued operations" in the Statements of Operations. For the years ended March 31, 2001 and 2000, a total of $2,963 and $6,173 was received for oil & gas income and is recorded in Income from discontinued operations.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 7 -- NEW ACCOUNTING PRONOUNCEMENTS

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

SAB 101

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements since there are no operating revenues.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 7 -- NEW ACCOUNTING PRONOUNCEMENTS (continuation)

FIN 44

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. This accounting pronouncement has had no effect on the Company's financial statements for the periods presented.

Exposure Draft

On February 14, 2001, the Financial Accounting Standards Board (FASB) issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets," that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item with the operating section of the income statements. The non-amortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment- only approach would apply. FASB expects to release the final Statement in July 2001.

Note 8 -- MERGERS AND ACQUISITIONS

Letter of Understanding

On November 1, 1999, the Letter of Understanding was executed between the Company and Broadcom Wireless Communications Corporation ("Broadcom"), an Oklahoma corporation incorporated on October 22, 1999. The Company believes that Broadcom is owned by Knight, Dickson, and Wilson. Don Knight is a businessman who had been convicted of wire fraud in the District of Utah federal court in 1992 and was on probation which was to expire in September 2000. He failed to appear for a hearing to revoke his probation on August 31, 2000 and is currently a fugitive, believed to be residing in San Juan, Costa Rica. Knight has had no involvement with the Company since August 11, 2000. Company stock registered in his name was canceled by Court Order dated May 30, 2001. Don Dickson was an officer and director of Broadcom and assisted Knight in stock transactions. The Temporary Receiver filed a legal action against Dickson for securities fraud and related matters which is pending in Oklahoma City federal court. Curtis Wilson is a Florida resident who served as an officer and director of Broadcom during 1999-2000 and assisted Don Knight and Don Dickson in selling stock of the Company. The Temporary Receiver has filed a legal action against Wilson for securities fraud which is pending in Oklahoma City federal court. See Note 14 regarding Litigation for further details.

The Letter of Understanding described certain issuances of stock that would be made by the Company in consideration for cash payments by Broadcom or the contribution by Broadcom of various assets or contract rights to the Company. Except for the issuance of 4.4 million shares of common stock for $55,000 cash, each of the other stock issuances described in the Letter of Understanding, totaling an aggregate 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock, or had the rights to acquire such assets. The assets or contract rights to be contributed by Broadcom to the Company included the following:

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 8 -- MERGERS AND ACQUISITIONS (continuation)

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

Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately canceled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom under the Letter of Understanding, for which the Company reported, in previous filings with the SEC, the receipt of various assets and contract rights. The Company has ceased all dealings with the letter of understandings and has written off the stock values to discontinued operations.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 8 -- MERGERS AND ACQUISITIONS (continuation)

The Kentucky Gas Properties Transaction

Subsequent to the execution of the Letter of Understanding, Mr. Webb rejected the Kentucky Gas Properties as a suitable asset to be contributed to the Company in exchange for shares, in as much as Broadcom could not convey clear title to the properties. Accordingly, on December 30, 1999, the Company, Broadcom, and Broadband Wireless Communications Corporation ("Broadband Wireless-Oklahoma"), entered into an agreement (the "Modification Agreement") modifying the Letter of Understanding and indicating that the Kentucky Gas Properties no longer were a part of the agreement. On June 30, 2000, the Company formally canceled the issuance of the 5,000,000 shares that had been issued in connection with this transaction and that had been held in escrow since their issuance.

Under the Letter of Understanding, an additional 13,000,000 shares were issued and held in escrow for release to Broadcom if, upon completion of the wells attributable to the Kentucky Gas Properties, the wells had a value of $2,000,000. Since the Kentucky Gas Properties were no longer a part of the agreement, Broadcom negotiated with the Company to substitute other assets in order that it might receive the 13,000,000 shares held in escrow. On January 20, 2000, Broadband Wireless-Oklahoma entered into an agreement with Global Access New Millennium, Inc. ("GANMI") "to effectuate the purchase, by Black Giant Oil Company [referring to the Company] . . . of [a one-third equity interest in the] shares, interest and equity of Tryco, Inc. ["Tryco"] currently held by Global Access New Millennium, Inc." Under the convoluted terms of the agreement, Broadband Wireless-Oklahoma was to pay GANMI $50,000 within 30 days, which funds were to be used to pay the expenses of yet another party, First Diversified Financial Services ("FDFS"), the placement agent for a $25 million private placement offering to be conducted by GANMI. Although the Company was not a signatory to the agreement, the agreement also provided that the Company was to immediately wire-transfer $10,000 to FDFS, which was to serve as a deposit for GANMI's private placement fees, with an additional $90,000 to be paid to FDFS no later than January 28, 2000. Finally, the agreement provided for the issuance to GANMI of the Company's convertible debenture in the amount of $2,500,000. On January 24, 2000, the 13,000,000 shares previously issued and held in escrow for the Kentucky Gas Properties were released to Broadcom, in consideration for the Tryco deal ostensibly brought to the Company by Broadcom. In July of 2000, the 13,000,000 shares were cancelled by the Company.

To summarize the transaction, a total of 20,000,000 shares ultimately remained outstanding after recording the common shares cancelled subsequent to year-end. The shares issued for 100% of Getmore Wireless are being recorded at par value because lack of financial statements received from Getmore Wireless. The investment is being recorded at cost because the investment is in dispute and the likelihood of continuing is in doubt. The 10,000,000 shares issued to Global Access in exchange for a 33 1/3 interest are being recorded as an investment at par value ($62,500). After the Receiver reviewed the assets of the Company, these assets were written off to discontinued operations.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 8 -- MERGERS AND ACQUISITIONS (continuation)

Cisco Line of Credit

In March 2001, BroadCom was issued 5,000,000 shares of common stock for its role in negotiating a $1.6 million line of credit for the Company with Cisco Systems, Inc. (Nasdaq: CSCO). The Company intended to utilize the line of credit in connection with the Getmore Communications transaction, for the purchase of equipment for the installation, implementation and operation of high-speed wireless internet networks.

The common stock has been valued at par value ($.0125) for a total of $62,500 and expensed as other expense in the Statement of Operations. After the Receiver reviewed the assets of the Company, these assets were written off to discontinued operations.

Note 9 -- SHORT SWING INCOME

The Company has been advised by legal counsel that various current and former officers, directors and 10% stockholders may have liability under Section 16(b) of the Exchange Act, which imposes liability on officers, directors, and 10% shareholders of an issuer for short-swing trading in certain equity securities. Section 16(b) is designed to permit a corporation or a security holder bringing an action upon behalf of a corporation to recover for the benefit of the corporation short-swing profits arising from the purchase and sale or sale and purchase by insiders within any six month period of equity securities of the Corporation. Among the persons who are believed to have liability to the Company for violation of Section 16(b) is Ivan Webb, who acquired 675,000 shares of common stock on August 19, 1999, as officers' and directors' compensation (see "Item 10. Executive Compensation"), and sold 1,000,000 shares of common stock to Broadcom on January 26, 2000. The difference between the sale price of $.15 per share and the deemed purchase price of $.02 per share, an aggregate $87,750, has been disgorged to the Company by Mr. Webb through the set-off of amounts otherwise payable to him by the Company.

Note 10 -- CONVERTIBLE SUBORDINATED NON-DILUTIVE DEBENTURES

In February 2000, the Company issued approximately $700,000 in Convertible Non-Dilutive Debentures ("debentures") due on February 15, 2001 carrying a 12% interest rate to be converted at any time prior to the maturity date into common stock. As of March 31, 2001, none of the debentures had been converted.

The Company planned to use 80% of the potential proceeds of the conversion for purposes relating to the proposed operations of GetMore Communications. Of the $700,000 of debentures recorded as being issued, only $450,000 was actually deposited into the Company's bank accounts. Management and legal counsel have been performing an investigation to determine if this is the total outstanding. Confirmation was received by the firm who sold the debentures and interest was paid in May 2000 on the first quarter interest payment. Current management believes that if there were other debentures outstanding the holders would have contacted the Company by the date of this report.

The Company pursued legal actions on the case.  It was settled on October 17, 2000 and summarized below.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 10 -- CONVERTIBLE SUBORDINATED NON-DILUTIVE DEBENTURES (continuation)

As part of the SEC Action, on October 17, 2000, the United States District Court for the Western District of Oklahoma issued an order (the "District Court Order") approving the entry of the Company into a certain Settlement Agreement (the "Settlement Agreement"), whereby the Company settled certain lawsuits pending in the District Court of Oklahoma County, as follows:

  Broadband Wireless International Corporation, f/k/a Black Giant Oil Company vs. Ronald L. Baker ("Baker"), AAROW Environmental Group, Inc., a/k/a AARO Broadband Wireless Communications Corporation ("AARO"), and Getmore Communications, Inc. ("Getmore"), Case No. CJ-2000-3816 (the "First Civil Action"), wherein Broadband alleged, among other things, claims against Baker, Getmore and AARO for negligent misrepresentation. In the First Civil Action Baker filed counter-claims against the Company, and third party claims against other parties alleging, among other things, claims for breach of contract, violations of federal and state securities laws, fraud and conversion.
  BroadCom Wireless Communications Corp. and Black Giant Resources Corporation vs. Ronald L. Baker, ARROW Environmental Group, Inc., a/k/a AARO Broadband Wireless Communications Corporation, and Getmore Communications, Inc., Case No. CJ-2000- 5129 (the "Second Civil Action"), wherein BroadCom and Black Giant alleged, among other things, claims against Baker, Getmore and AARO for negligent misrepresentation.
  Gary Duke, Ron Baker, and GKD, Inc. vs. BroadCom Wireless Communications Corporation, Case No. CJ-2000-4813 (the "Third Civil Action"), wherein Gary L. Duke ("Duke"), Baker, and GKD, Inc. alleged, among other things, claims against BroadCom for conversion and fraud.

On October 17, 2000, the Company, AARO, BroadCom, Black Giant and other parties entered into an agreement (the "Settlement Agreement"), which settled all claims against each other in the First Civil Action, the Second Civil Action, and the Third Civil Action (collectively, the "Settled Claims"). The Company received $400,000 pursuant to the terms of the Settlement Agreement. In the District Court Order, the District Court found, among other things, that the Settlement Agreement was in the best interest of the Company and was necessary and proper for the collection, preservation and maintenance of receivership assets.

Under the terms of the Settlement Agreement, AARO assumes liability for certain debentures issued by the Company and such debentures will be canceled in exchange for 1,000,000 shares of common stock of AARO. Further, AARO has solicited and procured purchasers of the Company's Settled Claims to third parties for the aggregate sum of $400,000, which proceeds will be paid to the Company. The claims of the Company purchased by the third parties will be exchanged with AARO for 1,800,000 shares of common stock of AARO. Further, certain restricted warrants previously issued by AARO to certain individuals will be exchanged for new warrants. In addition, 2,700,000 shares of the Company's common stock which is possessed by Baker and Duke will be returned to the Company, and Duke will receive 200,000 shares of common stock of AARO. The new warrants and the shares of common stock delivered to the third parties will be deemed to be free-trading stock exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

In February 2001, the Company paid the remaining $150,000 debenture to Steven Cox plus $10,000 in accrued interest to retire the balance of the debentures.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 11 -- GOING CONCERN

The Company has sustained a net loss of $839,698 and a loss from continuing operations of $975,267. These losses, deterioration of its financial condition and the problems associated with the Company being in Receivership raise substantial doubt about the Company's ability to continue as a going concern.

In December 2000, the Board of Directors considered a business plan (the "Business Plan"), which plan described an Internet site provider business operation in the greater Oklahoma City geographical market. The Company conducted test applications of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma. These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan. In February 2001, the Receiver submitted the business plan to the Court for approval. The Company received Court approval on February 7, 2001 to immediately commence with business operations pursuant to the business plan. The Company has commenced business operations and is currently serving customers in central Oklahoma.

Note 12 -- NOTES PAYABLE

In March 2000, there were two notes payable issued to Ivan Webb, the Company's President, and Signature Motor Cars Inc., in the amount of $150,000 and $50,000, respectively. The Note Payable to Mr. Webb was reduced by the "short swing profit" in the amount of $87,750. (See Note 9). Both notes are due on demand and carry an interest rate of 10%. The note from Mr. Webb was forgiven as part of the settlement agreement dated April 14, 2001.  The remaining Note to Signature Motor Cars, Inc. remains and accrued interest in the amount of $2,500 was accrued as of March 31, 2001.

Note 13 -- EXTRAORDINARY ITEM

As discussed in Note 10, all of the funds raised from the debentures were not received by the Company. A total of $249,500 is being recorded as an extraordinary loss for the year ended March 31, 2000. The Company is obligated to the debenture holders for these funds, and the Company is still investigating where these funds went and who is responsible. No adjustment has been made for income taxes due to the factors about income taxes as discussed in Note 10. As discussed in Note 10, the Company received a settlement from AERO Broadband and the Extraordinary Item from March 31, 2000 was recovered with damages in the amount of $476,750.

Note 14 -- LITIGATION

As discussed in Item 3 of the Form 10-KSB, the Company is involved in several legal matters relating to the various transactions performed during the year. Of the legal matters against the Company, no prediction can be made at this time as to the outcome of such proceedings.

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company's behalf. The Company is unsure of the outcome at this time.

The Receiver through the SEC has initiated several legal actions on behalf of the Company to recover its assets. There are several pending litigations at the present time and the Company cannot predict an outcome at the present time. See Notes 10, 15, 16, 17, and 19.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
 (Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 15 -- COMMON STOCK

Several actions by the Company were performed as part of management's internal investigation. The Board of Directors approved the cancellation of 13,000,000 shares of common stock that was part of the November 1, 1999 Letter of Understanding with Broadcom. These shares are being shown as canceled effective March 31, 2000 because of the materiality of the transactions.

In April 2000, the Company filed a registration statement on Form S-8, registering an aggregate of 8,000,000 shares issuable in connection with the Company's 2001 Stock Option Plan. In fact, the Company now believes that, among other things, the substantial majority of the 7,250,000 shares issued pursuant to the Form S-8 filing (the "S-8 Shares"), much of which has been publicly resold, have not been registered under Section 5(a) of the Securities Act and that it was unlawful to sell such shares in interstate commerce; and many of the persons who received and sold the S-8 Shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8.

The Company through its Receiver settled with several individuals that had either received the S-8 Shares at a low price or had signed a note receivable and never paid for the stock yet they had sold the stock. The transactions are summarized as follows:

     1)     Don Dickson -- Mr. Dickson had executed a promissory note in April of 2000 for $170,000 for 650,000 shares of common stock. He has not paid the promissory note and the Receiver is pursuing collection of the note. The note has been adjusted to $50,000 in the balance sheet as the Company estimate that will be collectible.

     2)     Curtis Wilson -- Mr. Wilson executed a promissory note in April of 2000 for $100,000 for 1,000,000 shares of common stock. Mr. Wilson has not paid the promissory note and the Receiver is pursuing collection of the note.
             The note has been adjusted to $67,500 in the balance sheet because Mr. Wilson returned 375,000 shares of common stock to the Receiver.

     3)     William G. Newhouse III -- Mr. Newhouse executed a promissory note in April of 2000 for $293,750 for 2,937,500 share of common stock. He has returned 271,800 shares of common stock. The Receiver has received a judgment in the amount of $247,534.70 that the Company does not consider collectible at the present time and the balance has been written off.

     4)     Peter Knollenberg -- Mr. Knollenberg executed a promissory note in April of 2000 for $170,000 for 400,000 shares of common stock. The Receiver settled with Mr. Knollenberg in August 2000 for $100,000. The balance of the note has been written off.

     5)     Tony Braxton -- Mr. Braxton received 1,000,000 shares of common stock for $20,000. The Receiver considered this to be inadequate price for the stock. In December of 2000, a settlement was obtained that included cash in the amount of $26,000, notes receivable of $233,928 from third parties, 250,000 shares of common stock that were canceled, and 500 shares of stock.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 15 -- COMMON STOCK (continuation)

The total amount recorded for the S-8 Shares was $792,000. The funds and notes that were received from the settlements detailed above were used to reduce the cost of the S-8 Shares in the stockholders' equity section of the balance sheet .

A total of 19,731,928 shares of common stock were canceled during the year and subsequent to March 31, 2001 that have been recorded in the balance sheet. The Company expects to cancel more shares in the near future. Most of the common stock canceled was due to either non-payment of shares or inadequate payment for the common stock.

On June 30, 2000, the Board of Directors ratified the grant of warrants to the Advisory Committee to compensate them for their services provided and to be provided as members of the Advisory Committee.  Each member of the Advisory Committee was granted 150,000 warrants that were immediately exercisable, entitling the holder thereof to purchase 150,000 shares of the Company's common stock, with the exercise price equal to $.0625.

On May 25, 2001, the Options Committee of the Board of Directors approved the issuance of 400,000 in stock options to members of the Board of Directors.  See Part III, Item 10 "Director Compensation."

Note 16 -- NOTES RECEIVABLE

 The Company has recorded $147,648 as a current asset and $168,522 as a non current asset for the notes receivable it has obtained through settlement with shareholders. The details of the notes receivable are as follows:

Don Dickson	$ 50,000	S-8 Promissory Note
Curtis Wilson	62,500	S-8 Promissory Note
Whittenburg	74,223	Braxton Settlement
Flagg	33,378	Braxton Settlement
Able Moving Service	78,070	Braxton Settlement
Copenhaver	18,000	Braxton Settlement

Total	$316,171
Current Notes Receivable	(147,649)

Non-Current Notes Receivable	$168,522

The Dickson and Wilson notes are demand notes for the S-8 Shares that were received in April of 2000. The notes have been adjusted based on the Company's and the Receiver's prediction of collectibility. No interest has been accrued for these notes.

The other four notes are part of a settlement from Tony Braxton. The Whittenburg note was originally dated May 26, 2000 in the amount of $74,718 and calls for monthly payments of $849.07 for 244 months at an interest rate of 12.5%. The note was assigned in December 2000 and three payments were collected by the Company as of March 31, 2001.

The Flagg note was originally dated May 26, 2000 in the amount of $33,500 and calls for monthly payments of $441.35 for 244 months at an interest rate of 15%. The note was assigned in December 2000 and three payments were collected by the Company as of March 31, 2001.

The Able Moving Service note was originally dated May 26, 2000 in the amount of $85,000 and calls for monthly payments of $2,022.15 for 60 months at an interest rate of 15%. The note was assigned in December 2000 and only one payment was collected by the Company as of March 31, 2001. The note is currently in default.

The Copenhaver note was an oral note in the amount of $18,000 that was due January 31, 2001. The note was assigned in January 2001 and payment was not received. The note is currently is default.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
(Formerly Black Giant Oil Company)

 NOTES TO FINANCIAL STATEMENTS

Note 17 -- SETTLEMENT OF INADEQUATE COMPENSATION FOR STOCK

The Receiver sold an auto for $27,000 and a home for $188,564 that belonged to an unrelated party that received common stock without payment. Since the funds did not belong directly to the Company, the funds are being recorded as directly into stockholders' equity. Other items have been placed in this section such as the forgiveness of debt from Ivan Webb, and miscellaneous funds received from related entities.

Note 18 -- OTHER EVENTS

 On December 21, 2000, the Board of Directors of the Company appointed Albie Shaffer, Ron Tripp and William Higgins to vacant positions on the Board of Directors of the Company, in accordance with its Bylaws. Later on December 21, 2000, Ivan Webb and Howard B. Siegel resigned from the Board of Directors of the Company. Neither Mr. Webb nor Mr. Siegel stated that their resignations were precipitated by a disagreement with the Company or any matter relating to the Company's operations. On December 28, 2000 the Board of Directors of the Company terminated Ivan Webb as President and Chief Executive Officer of the Company and also elected Albie L. Shaffer to Chairman of the Board of Directors and appointed Ron Tripp to the position of Secretary and Treasurer of the Company and appointed Ron D. Harris as Chief Operating Officer. Mr. Harris has been working with the Company for several months providing business planning and technical consulting services.

Note 19 -- SUBSEQUENT EVENTS

In April 2001, the Receiver obtained final settlement with Ivan Webb, the former President, that included cash in the amount of $44,111, 1,720,176 shares of the Company's common stock, gold coins, real estate lots, and working interest in three wells for two years. The Receiver is awaiting final approval from the Court as to this settlement.