Form 10QSB
period 2001-06-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2001-08-20
CIK 12388

 Broadband Form 10-QSB (6-30-2001)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

June 30, 2001

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

Yes  X      No___

     The number of shares of our common stock, par value $0.0125, outstanding as of June 30, 2001 59,085,827

PART I FINANCIAL INFORMATION

                                                                                                                             Page No.

Item 1. Financial Statements

            Balance Sheet - June 30, 2001, and March 31, 2001 . . . . . . . .  . . . . . . . . .   2

            Statement of Operations
            - Three Months Ended June 30, 2001, and 2000. . . . . . . . . . . .  . . . . . . . . .   3

            Statement of Cash Flows
            - Three Months Ended June 30, 2001, and 2000. . . . . . . . . . . .  . . . . . . . . .   4

            Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .   8

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

The results of operations for the three months ended June 30, 2001, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2002.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Balance Sheets

	June 30	March 31
	2001	2001

	(Unaudited)	(Audited)
A S S E T S

Current Assets:
Cash	$ 63,855	$ 228,124
Accounts Receivable	1,990	-
Note Receivable	147,648	147,648

Total Current Assets	213,493	375,772

Investments	1,750	1,750

Fixed Assets
Office Furniture and Equipment, net	26,971	14,957

Non-Current Assets:
Notes Receivable	168,264	168,522

Other Assets:
Net assets of discontinued operations	26,700	26,700

Total Other Assets	26,700	26,700

Total Assets	$ 437,178	$ 587,701

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current Liabilities
Accounts Payable and accrued liabilities	$ 118,602	$ 57,091
Notes Payable	50,000	50,000
Accrued Expenses	23,456	-

Total Current Liabilities	192,058	107,091

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock, $.10 par value, 25,000,000 shares	-	-
authorized; none issued and outstanding
Common stock, $.0125 par value, 250,000,000 shares	738,573	832,525
authorized; 59,085,827 and 66,602,016
shares issued and outstanding
Additional paid-in capital	2,752,229	2,614,106
Accumulated deficit	(3,244,282)	(2,964,621)

	246,520	482,010
Less Treasury stock (14,184 and 20,700 shares)	(1,400)	(1,400)

Total Stockholders' Equity	245,120	480,610

Total Liabilities and Stockholders' Equity	$ 437,178	$ 587,701

See accompanying notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Operations

	Three Months Ended

	June 30	June 30
	2001	2000

	(Unaudited)	(Unaudited)
Revenues:
Revenues	2,388	2,404

Total revenues	2,388	2,404

Operating Expenses:
Salaries	$ 67,100	$ 7,500
Payroll Taxes & Employee Benefits	8,461	-
Advertising & Promotion	-	77,000
Bank Safe Keeping Fees	-	20,000
Rent	2,635	-
Depreciation	748	-
Professional Fees	168,891	233,193
Travel	4,009	28,611
General and Administrative	34,650	33,893

	286,494	400,197

Loss from operations	(284,106)	(397,793)

Other income (expense)
Interest income	2,916	-
Interest expense	(1,250)	(13,250)

Total other expense	1,666	(13,250)

Loss from continuing operations	(282,440)	(411,043)

Discontinued operations
Income from discontinued operations	2,779	506
Loss from discontinued operations	-	(80,000)

Total discontinued operations	2,779	(79,494)

Loss before extraordinary items	(279,661)	(490,537)

Extraordinary Items	-	-

Net Loss	$ (279,661)	$ (490,537)

Loss per common share:

From continuing operations	$ (0.005)	$ (0.005)
From discontinued operations	$ -	$ (0.001)
From extraordinary items	$ -	$ -

Net Loss	$ (0.007)	$ (0.006)

Weighted average common shares outstanding	59,085,827	77,709,870

See accompanying notes to Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Cash Flows

	Through Month Ended

	June 30	June 30
	2001	2000

	(Unaudited)	(Unaudited)

Net Loss	$ (279,661)	$ (490,537)
Cash Flows from Operating Activities:
Adjustments to Reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	748	-
Shares issued for notes receivable	-	733,750
Shares issued for interest	-	1,250
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Notes Receivable	-	(733,750)
Accounts payable and accrued liabilities	84,967	93
Net assets of discontinues operations	-	-

Net Cash provided by (used in) Operating Activities	$ (193,946)	$ (489,194)

Cash Flows from Investing Activities:
Collection of Notes Receivable	258	-
Purchase of Fixed Assets	(12,762)	-
Investments	-	(100,000)

Net Cash provided by (used in) Investing Activities	$ (12,504)	$ (100,000)

Cash Flows from Financing Activities:
Issuance of common stock	-	183,250
Advances from officer	-	285,075
Note Payable	-	-
Convertible Debt	-	(50,000)
Proceeds from Webb Settlement	44,171	-

Net Cash provided by (used in) Financing Activities	$ 44,171	$ 418,325

Net Increase (Decrease) in cash and cash equivalents	(162,279)	(170,869)

Cash at beginning of period	$ 228,124	$ 246,355

Cash at end of period	$ 65,845	$ 75,486

Supplemental disclosure:
Total interest paid	$ -	$ 12,000

Non-cash transactions:
Shares Issued for Assets	-	-
Shares Issued for Services	-	-
Shares Issued for Notes Receivable	-	5,237,500
Shares Issued for Convertible Debt	-	4,000,000
Shares Issues for Interest	-	100,000

See accompanying notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001 and 2000

(Unaudited)

NOTE 1 - GENERAL

Broadband Wireless International Corporation (the "Company") was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company. The Company was formed for the general purpose of engaging in exploration for oil and gas. More recently, the Company had shifted its activities to acquiring working interest, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

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

In February 2000, the Company changed the name from Black Giant Oil Company to Broadband Wireless International Corporation. Also, the Company's shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000. At June 30, 2001, there were 59,085,827 shares of common stock outstanding (as adjusted for subsequent cancellations) and no preferred stock was outstanding.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001 and 2000

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (Continued)

and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on July 2, 2001.

Shares of common stock issued by the Company for other than cash have been assigned an amount equivalent to the fair value of the service or assets received in exchange.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 3 - COMMON STOCK

In April of 2001, the Temporary Receiver obtained final settlement with Ivan Webb, the former President, that included the payment by Webb to the Company of $44,111 cash, 1,720,176 shares of the Company's stock, five tracts of Texas real estate worth $75,000 and assigned oil and gas revenues from two producing wells.  Webb also forgave a $150,000 note from the Company.

A total of 7,695,522 shares of common stock were canceled during the quarter ended June 30, 2001 that has been recorded in the balance sheet in addition to the Webb settlement. The Company expects to cancel more shares in the near future. Most of the common stock cancelled was due to either non-payment of shares or inadequate payment for the common stock.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001 and 2000

(Unaudited)

NOTE 4 - LITIGATION

The Company is involved in several legal matters relating to the various mergers and transactions performed during the year. Of the legal matters against the Company, no prediction can be made at this time as to the outcome of such proceedings.

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company's behalf. The Company is unsure of the outcome at this time. The Temporary Receiver through the SEC has initiated several legal actions on behalf of the Company to recover its assets. Please see "Part II, Item 1 - Legal Proceedings."

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims, except for those legal proceedings disclosed below at "Part II, Item 1 - Legal Proceedings."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Temporary Receiver to locate and recover assets of the Company; (ii) the ability of the Company to enter into a business combination or merger; (iii) the ability or inability to continue operations using the Business Plan; (iv) the ability of the Company to meet its goals with respect to the Native American markets and the Hopland Agreement; (v) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (vi) anticipated financial performance; (vii) ability to comply with the Company's general working capital requirements; (vii) the outcome of the various lawsuits and the collection activities of the Temporary Receiver; and (viii) the cancellation of shares of the Company's common stock issued without consideration or in violation of applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

 The Company previously reported in its Current Report on Form 8-K dated October 23, 2000, that the Securities and Exchange Commission (the "SEC") obtained an emergency, ex parte order (the "Order") appointing Peter B. Bradford, an Oklahoma City attorney, as temporary receiver (the "Temporary Receiver") for the Company (and two related entities, BroadCom Wireless Communications Corporation, an Oklahoma corporation, and Black Giant Resources Corporation, an Oklahoma corporation), and also obtained a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets. The complaint is styled Securities and Exchange Commission v. BroadBand Wireless International Corporation, BroadCom Wireless Communications Corporation, Ivan W. Webb, and Donald L. Knight, Defendants, and Black Giant Resources Corporation, Broadband Wireless Communications Corporation, Medscan Technologies, Inc., and Kimberly Knight, Relief Defendants (United States District Court for the Western District of Oklahoma, CIV 00-1375) (the "SEC Lawsuit"). Pursuant to the Order entered by United States District Court for the Western District of Oklahoma (the "Court"), the

Temporary Receiver has filed five reports with the Court, dated September 15, 2000, October 31, 2000, January 4, 2001, April 6, 2001, and May 15, 2001, all of which are either attached as exhibits hereto or are incorporated by reference from previous filings with the SEC. As reflected in the reports, the Temporary Receiver has been engaged in locating assets of the Company along with assets of the other SEC Lawsuit defendants, BroadCom Wireless Communications Corporation ("BroadCom"), Black Giant Resources Corporation, Ivan Webb, Donald L. Knight and Kimberly Knight.

As previously reported, in December 2000 the Board of Directors considered adopting a business plan (the "Business Plan"), which described a wireless Internet service provider business in the greater Oklahoma City geographical market. The Company conducted test applications of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma. These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan. In February 2001, the Temporary Receiver submitted the Business Plan to the Court for approval. The Company received Court approval on February 7, 2001, to immediately commence with business operations pursuant to the Business Plan. In March 2001, the Company commenced business operations pursuant to the Business Plan.

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

The Company is exploring the potential for business development in Native American markets and has developed collateral materials and processes necessary to deliver qualified proposals to any nation based upon site surveys and/or campus maps. The Company's goal is to develop these markets so that the recurring revenues from this business sector will be sufficient to cover the operating expenses of the Company. The Company has presented several comprehensive proposal documents to various Indian Nations, including the Northern Cheyenne, Pomo, Colorado River, Chipewa-Cree, and the Seneca Nations.

On July 20, 2001, the Company executed a term sheet for a joint venture (the "Hopland Term Sheet") with the Hopland Band of Pomo Indians Economic Development Corporation.  The term sheet contemplates the execution of a joint venture agreement pursuant to which the resulting company, of which the Company is a 25% shareholder, will provide wireless communication products and services to certain enumerated tribal nations. Early in August 2001, the Company installed the first communications system under the Hopland Term Sheet.  The Company anticipates executing the final joint venture agreement and all related agreements (collectively, the "Hopland Agreement") before the end of August 2001. Also, as reported previously, the Company has proposed certain economic development initiatives for the Northern Cheyenne Nation.  These initiatives provide for the Northern Cheyenne Nation to install and implement the Company's solutions (as subcontracted labor) in the reservations in a five-state area around Montana.

The Company believes it is positioned to provide the technical solutions and necessary tools and training to assist the tribes in developing their own technical support and installation staff. These communities are technology and job deprived, and we have garnered much attention to bring a cost-effective, communications infrastructure and jobs to these underserved markets. Our goal is to install and implement at least one wireless, reservation-network per month, of the similar size and magnitude as that proposed to the Northern Cheyenne Nation. AITEC (the American Indian-owned contractor with whom we have developed a strategic relationship) is prepared for this "run-rate." We have recently participated in the NIBA (Native Indian Business Association) conference in Albuquerque, New Mexico in an attempt to market our capabilities. There are no assurances that we will obtain these contracts, realize our installation goal, or that the Company will be able to develop significant revenues from the Hopland Agreement or any other agreements that might be entered into in relation to the Native American markets.

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

As previously reported, the Company became aware of shareholders who purchased the Company's common stock from Broadcom, but who never received the shares from Broadcom. Many of these purchasers believed that they were acquiring their shares directly from the Company and that the funds were being deposited with the Company, when such was not the case. On April 9, 2001, the Board of Directors adopted a resolution that the Company would consider all claims of persons who claim to have purchased stock of the Company after July 1, 1999, but did not receive stock or received less stock than for which they paid.  The Temporary Receiver, on behalf of the Company, is continuing to work with shareholders on a case-by-case basis, to resolve any situations in which a shareholder who meets the above criteria has not received shares for which consideration was given.

Results of Operations

Revenues

Total revenues of the Company for the three months ended June 30, 2001 and 2000 were $2,388 and $2,404 respectively, a decrease of $16.  The revenues from the quarter ended June 30, 2001 were realized from the Company's operations pursuant to the Business Plan, whereas revenue from the quarter ended June 30, 2000 were from now discontinued oil and gas operations.

Operating Expenses

Operating expenses of the Company for the three months ended June 30, 2001 and 2000 were $286,096 and $400,197 respectively, a decrease of $114,101. The decrease for the period is attributable to a decrease in professional services, advertising and promotional expenses and bank fees.

Liquidity and Capital Resources

The Company continues to have extremely limited liquidity and its primary source of funds continues to be the activities of the Temporary Receiver in seeking to marshal the assets of the Company and pursue all claims of the Company. During this Reporting Period, the Temporary Receiver has recovered approximately $48,000 in funds, notes, real estate, and personal property, which will be liquidated to provide operating capital to the Company. In August 2001, the Temporary Receiver also collected $34,000 for the sale of an automobile surrendered to the Company.

As previously discussed, the Company has initiated the Business Plan pursuant to the February 7, 2001 order of the Court and continues to receive limited revenues from the American Bank & Trust Company of Edmond, Republic Bank of Norman, and the McClain County Bank contracts for wireless Internet services. These contracts are expected to generate approximately $1,600 in monthly revenues for at least the next 6 months.

The Company also entered into the Hopland Term Sheet on July 20, 2001 and expects to execute the Hopland Agreement on August 22, 2001. Under the terms of the Hopland Agreement, the Company is to receive $5,000 monthly and a commission equal to 15% of the gross revenues of the joint venture.

The Company currently has very limited resources with which to implement the Business Plan. However, the Company believes that the potential collection activities of the Temporary Receiver, the current resources available to the Company, and the anticipated revenues from the wireless services contracts as well as the Hopland Agreement, will finance the activities of the Company for the next six months. The Company's ability to fully implement the Business Plan, or to continue beyond the next six months, will require immediate, additional resources which must be funded by the issuance of equity or debt and/or other external means of financing. There are no assurances the Company will have, or be able to obtain, such funds.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings involving the Company are described by the 10-KSB report filed by the Company on July 2, 2001. The below discussion updates legal proceedings in which there has been a material development subsequent to March 31, 2001 and discusses new litigation filed since March 31, 2001.

DICKSON LITIGATION

On August 1, 2001, the Company filed a Motion for Summary Judgment in the action styled Broadband Wireless International Corporation, by and through Peter B. Bradford, Receiver v. Donald E. Dickson, Case No. CIV-00-1833-M. As previously discussed, it is anticipated that the Company will likely prevail at trial, if not on its Motion for Summary Judgment, on a number of the claims asserted. The Company has recently determined that, due to Dickson's financial status, it is uncertain that there will be any recovery on any judgment obtained by the Company.

WILSON LITIGATION

On August 1, 2001, the Company filed a Motion for Summary Judgment in the action styled Broadband Wireless International Corporation, by and through Peter B. Bradford, Receiver v. Curtis H. Wilson, Sr., Case No. CIV-00-1567-W. As previously discussed, it is anticipated that the Company will likely prevail on a number of the claims asserted, either at trial or on its Motion for Summary Judgment, including recovery on a promissory note executed by Wilson in favor of the Company. The amount likely to be recovered on any of the other claims is undeterminable at this stage of the litigation, although Wilson appears to have assets, and recovery of amounts due on any judgment obtained is possible.

LITIGATION AGAINST BAKER AND AAROW ENVIRONMENTAL GROUP, INC.

As previously reported, in May 2001, actions were filed in the District Court of Oklahoma County, State of Oklahoma by Mitchell Walker and Dan Walker against Baker and others alleging that said parties were aiders and abettors in connection with a sale of securities in violation of Oklahoma securities laws. Counsel for Baker has made a request for indemnification to the Temporary Receiver pursuant to the indemnification clause in the Settlement Agreement. The Temporary Receiver has responded to Baker's counsel's request and has advised them that the Temporary Receiver does not believe the indemnification clause contemplates third party actions and that because of the release and the stay in the SEC Lawsuit, that the Company will not have to indemnify Baker. The matter remains unresolved, but the Temporary Receiver believes it will not result in any loss or expense to the Company, although the Company's potential liability has not been determined.

WEBB SETTLEMENT

In the 10-KSB filed by the Company on July 2, 2001, the Company reported that the Temporary Receiver, on behalf of the Company, entered into a settlement agreement with Webb on April 19, 2000, under which Webb had agreed to transfer cash and assets to the Company with a total value in excess of $350,000, including any common stock of the Company still held by Webb. Webb also agreed to cooperate with the Temporary Receiver in providing any required information concerning other defendants. Under the Webb settlement agreement, Webb transferred to the Temporary Receiver $44,000 in cash, 1,720,176 shares of Company stock, five tracts of Texas real estate worth $75,000, and assigned oil and gas revenues from two producing wells. Webb also forgave a $150,000 note from the Company and executed a sworn affidavit concerning his net worth. The Court approved the Webb Settlement on July 13, 2001. Webb continues to cooperate with the Temporary Receiver's investigation. Additional sanctions and penalties are likely to be imposed by the SEC.

THE GENESIS MARKET NEUTRAL PARTNERS, L.P. SETTLEMENT

The Company continues to meet its obligations under the Settlement Agreement with Genesis Market Neutral Partners, L.P.

WIREDZONE PROPERTY, L.P. LITIGATION

The Company, along with Aaro Broadband Wireless Communications, Inc., and Getmore Wireless Corporation was named in a suit brought by WiredZone Property, L.P. in the District Court of Tulsa County, State of Oklahoma. The suit was filed on July 31, 2001, and seeks enforcement of a lease guaranty executed by the Company in favor of Getmore Wireless Corporation. The Temporary Receiver has been in communication with counsel for the plaintiff, and has advised counsel for Plaintiff that the stay order described in Note 1 to the Financial Statements prohibits suit against the Company at this time. The case is styled Wiredzone Property, L.P. v. Aaro Broadband Wireless Communications, Inc., GKD, Inc. d/b/a Getmore Wireless Corporation, Broadband Wireless International Corporation, Case No. CJ2001 04078, filed in the District Court in and for Tulsa County, State of Oklahoma.

COPENHAVER LITIGATION

The Temporary Receiver, on behalf of the Company, filed suit in the United States District Court for the Western District of Oklahoma on July 16, 2001 against M.L. Copenhaver seeking enforcement of a $18,000 Promissory Note assigned by Tony M.L. Braxton to M.L. Copenhaver. It is too early in the litigation to determine the probability, if any, of the Company prevailing based upon the allegations in the Complaint. The case is styled Peter B. Bradford, Receiver, for Broadband Wireless International Corporation v. M.L. Copenhaver, Case No. CIV-01-1110, United States District Court for the Western District of Oklahoma.

ABEL'S MOBILE HOME SERVICE, INC. LITIGATION

The Temporary Receiver, on behalf of the Company, retained counsel in Fort Worth, Texas and filed a foreclosure proceeding on August 1, 2001, in the District Court for Parker County, State of Texas against Abel's Mobile Home Service, Inc. and Abel Nazero. The Company seeks enforcement of a promissory note in the principal amount of $84,300, which is secured by certain real estate in Texas and is guaranteed by Abel Nazero. It is too early in the litigation to determine the probability, if any, of the Company prevailing based upon the allegations in the Complaint. The Case is styled Peter B. Bradford, Temporary Receiver for Broadband Wireless International v. Abel's Mobile Home Service, Inc. and Abel Nazero, Parker County District Court, State of Texas, Case No. 49215.

ADDITIONAL LITIGATION

The Company anticipates that additional lawsuits (the "Additional Lawsuits") may be filed against the Company in connection with activities prior to the filing of the SEC Lawsuit. While the Company intends to defend itself against any Additional Lawsuits, no assurance can be made as to the favorable outcome of such litigation. Judgments rendered against the Company in some or all of such litigation could have material adverse effect on the Company. Any lawsuits against the Company are currently stayed pursuant to the Order of August 11, 2000.

The Company also anticipates filing additional lawsuits against former officers, directors, and former 10 percent shareholders who may have liability under Section 16(b) of the Exchange Act which imposes liability on officers and directors of an issuer for short-swing trading in equity securities if the issuer has a class of equities securities registered under Section 12 of the Exchange Act, and on the beneficial owner of 10 percent or more of the class of equities securities registered by such issued under Section 12.  There are no assurances as to the outcome of any such litigation, if initiated, or that any judgment rendered in favor of the Company would be collectible.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 22, 2001, Dr. Ron Tripp, Director, Secretary and Treasurer of the Company, resigned from his position as Treasurer of the Company. On July 23, 2001,the Board of Directors appointed Dr. Tripp President of the Company and William Higgins, also a director of the Company, was appointed by the Board to the position of Treasurer.

In August 2001, the Company discovered that certain payroll tax obligations of the Company were not being met and that as a result approximately $28,000 in federal and state payroll taxes was owed. As of the date of this report, all obligations have been satisfied, excluding late fees and penalties which have not yet been determined if any.  The Company has implemented new procedures to assist the Company in continuing to meet its payroll tax obligations as they become due and payable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  Exhibits

      10.1  Term Sheet between the Hopland Band of Pomo Indians Economic Development
               Corporation and the Company, dated July 20, 2001.

      99.1  Fourth Temporary Receivers Report, April 6, 2001, is incorporated by reference from Exhibit 99.4 to the Company's Form 10-KSB for the reporting period ended
               March 31, 2001.

      99.2  Fifth Temporary Receivers Report, May 15, 2001, is incorporated by reference from Exhibit 99.5 to the Company's Form 10-KSB for the reporting period ended March 31, 2001.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the reporting period.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    BROADBAND WIRELESS
                                                                    INTERNATIONAL CORPORATION

                                                                    By   /s/   Ron Tripp
                                                                         Ron Tripp
                                                                         President

Date: August 20, 2001.

INDEX TO EXHIBITS

Exhibit
   No.                                                              Description                                                      Page

10.1                Term Sheet between the Hopland Band of Pomo Indians Economic
                       Development Corporation and the Company, dated July 20, 2001.                    17

99.1                Fourth Temporary Receivers Report, April 6, 2001, is incorporated by reference from Exhibit 99.4 to the Company's Form 10-KSB for the reporting period ended March 31, 2001.

99.2                Fifth Temporary Receivers Report, May 15, 2001, is incorporated by reference from Exhibit 99.5 to the Company's Form 10-KSB for the reporting period ended March 31, 2001.