Form 10QSB
period 2001-09-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2001-11-20
CIK 12388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

September 30, 2001

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

Yes   X        No___

The number of shares of our common stock, par value $0.0125, outstanding as of September 30, 2001 59,047,493

Page No.

PART I FINANCIAL INFORMATION

Item 1.          Financial Statements

                     Balance Sheet -- September 30, 2001, and March 31, 2001. . . . . . . . . . . . . . . 2

                     Statement of Operations
                     - Three Months Ended September 30, 2001, and 2000. . . . . . . . . . . . . . . . . .  3
                       - Six Months Ended September 30, 2001, and 2000. . . . . . . . . . . . . . . . . . . .  3

                     Statement of Cash Flows
                    - Six Months Ended September 30, 2001, and 2000 . . . . . . . . . . . . . . . . . . .   4

                    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  9

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, and the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

The results of operations for the six months ended September 30, 2001, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2002.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Balance Sheets

	Sept 30	March 31
	2001	2001

	(Unaudited)	(Audited)

A S S E T S

Current Assets:
Cash	$ 6,570	$ 228,124
Accounts Receivable	1,592	-
Note Receivable	147,648	147,648

Total Current Assets	155,810	375,772

Investments	1,750	1,750

Fixed Assets
Office Furniture and Equipment, net	28,733	14,957

Non-Current Assets:
Notes Receivable	167,319	168,522
	-
Other Assets:
Net assets of discontinued operations	26,700	26,700

Total Other Assets	26,700	26,700
Total Assets	$ 380,312	$ 587,701

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current Liabilities
Accounts Payable and accrued liabilities	$ 259,563	$ 57,091
Notes Payable	50,000	50,000
Accrued Expenses	-	-

Total Current Liabilities	309,563	107,091

Commitments and Contigencies	-	-

Stockholders' Equity
Preferred Stock, $.10 par value, 25,000,000 shares	-	-
authorized; none issued and outstanding
Common stock, $.0125 par value, 250,000,000 shares	738,094	832,525
authorized; 59,047,493 and 66,602,016	-
shares issued and outstanding
Additional paid-in capital	2,848,875	2,614,106
Accumulated deficit	(3,514,820)	(2,964,621)

	72,149	482,010
Less Treasury stock (14,184 and 20,700 shares)	(1,400)	(1,400)

Total Stockholders' Equity	70,749	480,610

Total Liabilities and Stockholders' Equity	$ 380,312	$ 587,701

See accompanying notes to Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Operations

	Three Months Ended		Six Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Revenues	4,776	-	7,164	2,404

Total revenues	4,776	-	7,164	2,404

Operating Expenses:
Salaries	$ 58,850	$ -	$ 125,950	$ 7,500
Payroll Taxes & Employee Benefits	8,185	-	16,646	-
Advertising & Promotion	-	-	-	77,000
Bank Safe Keeping Fees	-	-	-	20,000
Rent	1,144	-	3,779	-
Depreciation	5,394	-	6,142	-
Professional Fees	170,282	132,447	339,173	365,640
Travel	1,934	-	5,943	28,611
General and Administrative	32,233	9,711	66,883	43,604

	278,022	142,158	564,516	542,355

Loss from operations	(273,246)	(142,158)	(557,352)	(539,951)

Other income (expense)
Interest income	2,854	-	5,770	-
Other Income		20,204		20,204
Other Expense	-	(70,000)		(70,000)
Interest expense	(1,250)	(4,500)	(2,500)	(17,750)

Total other expense	1,604	(54,296)	3,270	(67,546)

Loss from continuing operations	(271,642)	(196,454)	(554,082)	(607,497)

Discontinued operations
Income from discontinued operations	1,104	5,351	3,883	5,857
Loss from discontinued operations	-	(125,000)	-	(205,000)

Total discontinued operations	1,104	(119,649)	3,883	(199,143)

Loss before extraordinary items	(270,538)	(316,103)	(550,199)	(806,640)

Extraordinary Items	-	-	-	-

Net Loss	$ (270,538)	$ (316,103)	$ (550,199)	$ (806,640)

Loss per common share:

From continuing operations	$ (0.005)	$ (0.002)	$ (0.009)	$ (0.008)
From discontinued operations	$ -	$ (0.002)	$ -	$ (0.002)
From extraordinary items	$ -	$ -	$ -	$ -

Net Loss	$ (0.005)	$ (0.004)	$ (0.009)	$ (0.010)

Weighted average common shares outstanding	59,047,493	84,224,537	58,906,494	80,013,310

See accompanying notes to Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Cash Flows

	Six Months Ended	Six Months Ended

	September 30	September 30
	2001	2000

	(Unaudited)	(Unaudited)

Net Loss	$ (550,199)	$ (806,640)

Cash Flows from Operating Activities:
Adjustments to Reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	6,142	-
Shares issued for notes receivable	-	733,750
Shares issued for interest	-	1,250
Changes in operating assets and liabilities:
Accounts Receivable	(1,592)	-
Notes Receivable	-	(563,750)
Accounts payable and accrued liabilities	202,472	16,633
Net assets of discontinues operations	-	-

Net Cash provided by (used in) Operating Activities	$ (343,177)	$ (618,757)

Cash Flows from Investing Activities:
Collection of Notes Receivable	1,203	-
Purchase of Fixed Assets	(21,834)	-
Investments	-	(25,000)

Net Cash provided by (used in) Investing Activities	$ (20,631)	$ (25,000)

Cash Flows from Financing Activities:
Issuance of common stock	-	183,250
Advances from officer	-	355,075
Proceeds from Knight Settlement	42,642	-
Convertible Debt	-	(50,000)
Proceeds from Webb Settlement	99,612	-

Net Cash provided by (used in) Financing Activities	$ 142,254	$ 488,325

Net Increase (Decrease) in cash and cash equivalents	(221,554)	(155,432)

Cash at beginning of year	$ 228,124	$ 246,355

Cash at end of year	$ 6,570	$ 90,923

Supplemental disclosure:
Total interest paid	$ -	$ 16,500

Non-cash transactions:
Shares Issued for Assets	-	-
Shares Issued for Services	-	-
Shares Issued for Notes Receivable	-	5,237,500
Shares Issued for Convertible Debt	-	4,000,000
Shares Issues for Interest	-	100,000

See accompanying Notes to Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 and 2000

(Unaudited)

NOTE 1 -- GENERAL

Broadband Wireless International Corporation (the "Company") was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company. The Company was formed for the general purpose of engaging in exploration for oil and gas.  The Company later shifted its activities to acquiring working interest, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries.

During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, due to the drop in oil prices, the Company discontinued those operations in 1999.  Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company sold the majority of these discontinued assets in October 2000. The Company has had nominal revenues from oil and gas activities.

The Company held a shareholders' meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation. Also, the Company's shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000. At September 30, 2001, there were 59,047,493 shares of outstanding common stock (as adjusted for subsequent cancellations) and no preferred stock is outstanding.

On August 11, 2000, Peter B. Bradford ("Receiver") was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action. The Order appointing Temporary Receiver enjoins all persons and entities. . . "from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 and 2000

(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended March 31, 2002. The March 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB, as amended.

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

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 and 2000

(Unaudited)

NOTE 3 -- COMMON STOCK

In April 2001, the Receiver obtained final settlement with Ivan Webb, the former President, that included cash in the amount of $44,111, 1,720,176 shares of the Company's stock, gold coins, real estate lots, and working interest in three wells for two years. In September 2001, the Receiver sold some of the real estate with net proceeds of $55,441.

A total of 7,695,522 shares of common stock were cancelled during the quarter ended June 30, 2001 that has been recorded in the balance sheet in addition to the Webb settlement.  Most of the common stock cancelled was due to either non-payment of shares or inadequate payment for the common stock

NOTE 4 - LITIGATION

The Company is involved in several legal matters relating to the various transactions performed during the year. Of the legal matters against the Company, no prediction can be made at this time as to the outcome of such proceedings.

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company's behalf. The Company has entered into settlement agreements with former control persons, Don Dickson and Curtis H. Wilson, Sr. Under the Dickson settlement, approved by the federal court in Oklahoma City on October 3, 2001, Dickson agreed to a judgment in favor of the Company in the amount of $210,000. Dickson paid $2,000 at the time of judgment. An additional $50,000 payment is anticipated by December 31, 2001. The settlement with Wilson includes a judgment in favor of the Company for $100,000, $50,000 of which was paid by Wilson on October 29, 2001. No other legal actions are pending by the Company against third persons at this time, except a foreclosure action in Parker County, Texas against Abels Mobile Home and Abel Narezo.

NOTE 5 - CAPITAL LEASES

The Company signed a lease on September 12, 2001, to lease its office equipment and assets purchased for its customers. The lease calls for 36 payments of $1,195.02 being in November 2001. The lease was funded October 10, 2001 in the amount of $33,037 and will be accounted for as a capital lease.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 and 2000

(Unaudited

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims, except for the legal proceedings disclosed below at "Part II, Item 1 -- Legal Proceedings."

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

Forward-looking Statements

Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Temporary Receiver to locate and recover assets of the Company; (ii) the ability of the Company to enter into a business combination or merger; (iii) the ability or inability to continue operations using the Business Plan; (iv) the ability of the Company to meet its goals with respect to the Native American markets and the Hopland Agreement; (v) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (vi) anticipated financial performance; (vii) ability to comply with the Company's general working capital requirements; (viii) the outcome of the various lawsuits and the collection activities of the Temporary Receiver; (ix) the cancellation of shares of the Company's common stock issued without consideration or in violation of applicable law; (x) the consummation of the agreement with EDTV; and (xi) the receipt of revenues arising out of the Hopland Agreement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The Company previously reported in its Current Report on Form 8-K dated October 23, 2000, that the Securities and Exchange Commission (the "SEC") obtained an emergency, ex parte order (the "Order") appointing Peter B. Bradford, an Oklahoma City attorney, as temporary receiver (the "Temporary Receiver") for the Company (and two related entities, BroadCom Wireless Communications Corporation, an Oklahoma corporation, and Black Giant Resources Corporation, an Oklahoma corporation), and also obtained a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets. The complaint is styled Securities and Exchange Commission v. BroadBand Wireless International Corporation, BroadCom Wireless Communications Corporation, Ivan W. Webb, and Donald L. Knight, Defendants, and Black Giant Resources Corporation, Broadband Wireless Communications Corporation, Medscan Technologies, Inc., and Kimberly Knight, Relief Defendants (United States District Court for the Western District of Oklahoma, CIV 00-1375) (the "SEC Lawsuit"). Pursuant to the Order entered by United States District Court for the Western District of Oklahoma (the "Court"), the

Temporary Receiver has filed six reports with the Court, dated September 15, 2000, October 31, 2000, January 4, 2001, April 6, 2001, May 15, 2001, and October 16, 2001, all of which are either attached as exhibits hereto or are incorporated by reference from previous filings with the SEC. As reflected in the reports, the Temporary Receiver has been engaged in locating assets of the Company along with assets of the other SEC Lawsuit defendants, BroadCom Wireless Communications Corporation ("BroadCom"), Black Giant Resources Corporation, Ivan Webb, Donald L. Knight and Kimberly Knight.

In December 2000, the Board of Directors adopted a business plan (the "Business Plan"), which contemplates a wireless Internet service provider business in the greater Oklahoma City geographical market. The Business Plan was adopted after test applications in Edmond and Norman, Oklahoma.  In February 2001, the Temporary Receiver submitted the Business Plan to the Court for approval. The Company received Court approval on February 7, 2001, to immediately commence with business operations pursuant to the Business Plan. In March 2001, the Company commenced business operations pursuant to the Business Plan.

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

In August 2001, the Company entered into a joint venture with the Hopland Band of Pomo Indians Economic Development Corporation (the "Hopland Agreement"). The Company has a 25% interest in the joint venture.  Pursuant to the terms of the Hopland Agreement, the Company has agreed to provide wireless communication products and services to certain tribal nations.  In August 2001, the Company installed the first communications system to be governed by the Hopland Agreement.

The Company believes it is positioned to provide the technical solutions and necessary tools and training to assist the tribes in developing their own technical support and installation staff. These communities are technology and job deprived, and we have garnered much attention to bring a cost-effective, communications infrastructure and jobs to these underserved markets. The Company's original goal was to install and implement at least one wireless, reservation-network per month, of the similar size and magnitude as that proposed to the Northern Cheyenne Nation.  The Company's expansion goal for its wireless computer service has not been realized at this time due to the Company's current focus on its prospects under the agreement with EDTV (discussed below).  There are no assurances that the Company will obtain additional contracts, realize our installation goal, or that the Company will be able to develop significant revenues from the Hopland Agreement or any other agreements that might be entered into in relation to the Native American markets.

On October 16th, the Company and Entertainment Direct TV, Inc. (EDTV) signed a letter of intent and on October 29, 2001, a definitive agreement (the "EDTV Agreement") was executed for Broadband Wireless to acquire EDTV. EDTV produces incremental revenue through a process and delivery methodology known as Extreme Niche Targeting (ENT). ENT combines multiple technologies and communications media providing artists, athletes, labels, advertisers and consumer product manufacturers direct contact with the targeted niche market. E-mail, web sites, interactive games, and identity ISPs are the primary delivery channels. EDTV's existing clients are varied and consist of companies such as Wasatch Pharmaceutical, Golf is Fun, Crystal Dragon Entertainment (Coolio), Mergela/Island/Def Jam (Shorty 101), Good Game Entertainment (Slinkey.com), Z-Money Records, Inc., Itchy Palms Records, Inc., Heart of Africa Foundation, Frontline Entertainment, and Starship Record Company, Inc.

Under the terms of the EDTV Agreement, as approved by the Boards of both companies, the Company will acquire EDTV for 51% of the outstanding stock of the Company, placing the total issued shares to approximately 100 million of its 250 million total authorized shares.   The EDTV Agreement provides that EDTV will provide, among other things, $1.5 million of venture capital funding and monthly revenue from operations.  The agreement with EDTV must be ratified by the Company and EDTV shareholders and regulators. The transaction is expected to close during January 2002.

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

On October 16, 2001, the Temporary Receiver filed his Sixth Report with the United States District Court for the Western District of Oklahoma.  As set forth in the Sixth Report, the Temporary Receiver has recommended to the Court, among other things, that the Receivership be terminated and that the Court determine whether the Company should be reorganized in the district court or be referred to the bankruptcy court for a chapter 11 reorganization proceeding.  The court has set a hearing date of December 17, 2001, to consider these recommendations.

Results of Operations

Revenues

Total revenues of the Company for the three months ended September 30, 2001 and 2000 were $4,776 and 0, respectively, an increase of $4,776.  Total revenues of the Company for the six months ended September 30, 2001 and 2000 were $7,169 and $2,404, respectively, an increase of $5,158.  These increases were primarily a result of revenues from the Company's wireless operations.

Operating Expenses

Operating expenses of the Company for the three months ended September 30, 2001 and 2000 were $278,022 and $142,158 respectively, an increase of $135,864. The increase for the period is attributable to an increase in salaries and general and administrative expenses.

Liquidity and Capital Resources

The Company continues to have extremely limited liquidity and its primary source of funds continues to be the activities of the Temporary Receiver in seeking to marshal the assets of the Company and pursue all claims of the Company. During this Reporting Period, the Temporary Receiver has recovered approximately $41,000 upon the sale of an automobile surrendered to the Company.

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

The Company also entered into the Hopland Agreement in August 2001. Under the terms of the Hopland Agreement, the Company is to receive $5,000 monthly and a commission equal to 15% of the gross revenues of the joint venture.  As of the filing of this report, the Company has not received any payments under the Hopland Agreement.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The legal proceedings involving the Company are described by the 10-KSB report filed by the Company on July 2, 2001, which discussion is incorporated herein by reference. The below discussion updates litigation proceedings in which there has been a material development subsequent to March 31, 2001 and discusses new litigation filed since March 31, 2001.

DICKSON LITIGATION

On August 1, 2001, the Company filed a Motion for Summary Judgment in the action styled Broadband Wireless International Corporation, by and through Peter B. Bradford, Receiver v. Donald E. Dickson, Case No. CIV-00-1833-M. As previously discussed, Dickson agreed to a judgment against him of $210,000, of which $2,000 has been paid, and an additional payment of $50,000 is anticipated by December 31, 2001.

WILSON LITIGATION

On August 1, 2001, the Company filed a Motion for Summary Judgment in the action styled Broadband Wireless International Corporation, by and through Peter B. Bradford, Receiver v. Curtis H. Wilson, Sr., Case No. CIV-00-1567-W. As previously discussed, the Company obtained a judgment against Mr. Wilson on October 4, 2001, in the amount of $100,000, $50,000 of which was paid by Wilson to the Company on October 29, 2001. The balance is due to be paid in April 2002.

LITIGATION AGAINST BAKER AND AAROW ENVIRONMENTAL GROUP, INC.

As previously reported, in May of 2001, actions were filed in the District Court of Oklahoma County, State of Oklahoma by Mitchell Walker and Dan Walker against Baker and others alleging that said parties were aiders and abettors in connection with a sale of securities in violation of Oklahoma securities laws. Counsel for Baker has made a request for indemnification to the Temporary Receiver pursuant to the indemnification clause in the Settlement Agreement. The Temporary Receiver has responded to Baker's counsel's request and has advised them that the Temporary Receiver does not believe the indemnification clause contemplates third party actions and that because of the release and the stay in the SEC Lawsuit, that the Company will not have to indemnify Baker. The matter remains unresolved, but the Temporary Receiver believes it will not result in any loss or expense to the Company, although the Company's potential liability has not been determined.

WEBB SETTLEMENT

In the 10-KSB filed by the Company on July 2, 2001, the Company reported that the Temporary Receiver, on behalf of the Company, entered into a settlement agreement with Webb on April 19, 2000, under which Webb had agreed to transfer cash and assets to the Company with a total value in excess of $350,000, including any common stock of the Company still held by Webb. Webb also agreed to cooperate with the Temporary Receiver in providing any required information concerning other defendants. Under the Webb settlement agreement, Webb transferred to the Temporary Receiver $44,000 in cash, 1,720,176 shares of Company stock, 5 tracts of Texas real estate worth $75,000, and assigned oil and gas revenues from two producing wells. Webb also forgave a $150,000 note from the Company and executed a sworn affidavit concerning his net worth. The Court approved the Webb Settlement on July 13, 2001. Webb continues to cooperate with the Temporary Receiver's investigation. Additional sanctions and penalties are likely to be imposed by the SEC.

THE GENESIS MARKET NEUTRAL PARTNERS, L.P. SETTLEMENT

The Company continues to meet its obligations under the Settlement Agreement with Genesis Market Neutral Partners, L.P.

WIREDZONE PROPERTY, L.P. LITIGATION

The Company, along with Aaro Broadband Wireless Communications, Inc., and Getmore Wireless Corporation was named in a suit brought by WiredZone Property, L.P. in the District Court of Tulsa County, State of Oklahoma. The suit was filed on July 31, 2001, and seeks enforcement of a lease guaranty executed by the Company in favor of Getmore Wireless Corporation. The Temporary Receiver has been in communication with counsel for the plaintiff, and has advised counsel for Plaintiff that the stay order described in Note 1 to the Financial Statements prohibits suit against the Company at this time. The case is styled Wiredzone Property, L.P. v. Aaro Broadband Wireless Communications, Inc., GKD, Inc. d/b/a Getmore Wireless Corporation, Broadband Wireless International Corporation, Case No. CJ2001 04078, filed in the District Court in and for Tulsa County, State of Oklahoma. The action was stayed by order of the Tulsa Court on September 21, 2001.

COPENHAVER LITIGATION

The Temporary Receiver, on behalf of the Company, filed suit in the United States District Court for the Western District of Oklahoma on July 16, 2001 against M.L. Copenhaver seeking enforcement of a $18,000 Promissory Note assigned by Tony M.L. Braxton to M.L. Copenhaver. The case is styled Peter B. Bradford, Receiver, for Broadband Wireless International Corporation v. M.L. Copenhaver, Case No. CIV-01-1110, United States District Court for the Western District of Oklahoma. Judgment was entered against Copenhaver and in favor of the Company for $18,000 on September 14, 2001. Collection efforts are underway in Houston, Texas, where Copenhaver resides.

ABEL'S MOBILE HOME SERVICE, INC. LITIGATION

The Temporary Receiver, on behalf of the Company, retained counsel in Fort Worth, Texas and filed a foreclosure proceeding on August 1, 2001, in the District Court for Parker County, State of Texas against

Abel's Mobile Home Service, Inc. and Abel Nazero. The Company seeks enforcement of a promissory note in the principal amount of $84,300, which is secured by certain real estate in Texas and is guaranteed by Abel Nazero. Judgment was entered in favor of the Company and against Abel Narezo in the amount of $90,899.10 on November 5, 2001. The real estate is owned by the corporate defendant, Abel's Mobile Home Service which has filed for bankruptcy protection in Fort Worth. The Case is styled Peter B. Bradford, Temporary Receiver for Broadband Wireless International v. Abel's Mobile Home Service, Inc. and Abel Nazero, Parker County District Court, State of Texas, Case No. 49215.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     (a)  Exhibits

           10.1     Term Sheet between the Hopland Band of Pomo Indians Economic
                       Development Corporation and the Company, dated July 27, 2001, is incorporated by reference from Exhibit 10.1 to the Company's Form
                      10-QSB for the reporting period ended June 30, 2001.

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

           99.3    Sixth Temporary Receivers Report, October 16, 2001.

     (b)  Reports on Form 8-K

            No Forms 8-K were filed by the Company during the reporting period.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          BROADBAND WIRELESS
                                                                          INTERNATIONAL CORPORATION

                                                                           By    /s/ Ronald B. Tripp
                                                                                Ron Tripp
                                                                                President

Date: November 19, 2001.

EXHIBIT INDEX

Exhibit                                                                                                                               Sequential
  No.                                                           Description                                                     Page No.

10.1              Term Sheet between the Hopland Band of Pomo Indians Economic
                      Development Corporation and the Company, dated July 27, 2001, is incorporated by reference from Exhibit 10.1 to the Company's Form
                     10-QSB for the reporting period ended June 30, 2001.                                         *

 99.1            Fourth Temporary Receivers Report, April 6, 2001, is incorporated by
                     reference from Exhibit 99.4 to the Company's Form 10-KSB for the                     *
                     reporting period ended March 31, 2001.

 99.2            Fifth Temporary Receivers Report, May 15, 2001, is incorporated by reference from Exhibit 99.5 to the Company's Form 10-KSB for the
                    reporting period ended March 31, 2001.                                                               *

99.3             Sixth Temporary Receivers Report, October 16, 2001.                                         18

* indicates this exhibit is incorporated by reference.