Form 10QSB
period 2001-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2002-03-19
CIK 12388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                     10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF1934

                                December 31, 2001


                          Commission File No. 0-08507?


                  BroadBand Wireless International Corporation
                  --------------------------------------------
                 (Name of small business issuer in our charter)


                             Black Giant Oil Company
                      ------------------------------------
                     (Former Name of small business issuer)


         Nevada                                                 75-1441442
 ------------------------------                          ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)


           211 N. Robinson, Suite 1750, Oklahoma City, Oklahoma   73102
                --------------------------------------           --------
               (Address of Principal Executive Offices)         (Zip Code)

        Registrant's telephone number, including area code: 405-272-5711
                                                           -------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  -----       -----

     The number of shares of our common stock, par value $0.0125, outstanding as of December 31, 2001 58,718,886

                                                                        Page No.
                                                                        --------

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          Balance Sheet - December 30, 2001, ..................................2

          Statement of Operations
          - Three Months Ended December 31, 2001, and 2000.....................3
          - Six Months Ended December 31, 2001, and 2000.......................3

          Statement of Cash Flows
          - Nine Months Ended December 31, 2001, and 2000......................4

          Notes to Financial Statements........................................5

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations . .....................9
          ---------------------------------------------

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings...................................................12
          -----------------

Item 2.   Changes in Securities and Use of Proceeds...........................13
          -----------------------------------------

Item 3.   Defaults Upon Senior Securities.....................................13
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.................13
          ---------------------------------------------------

Item 5.   Other Information...................................................13
          -----------------

Item 6.   Exhibits and Reports on Form 8-K....................................13
          --------------------------------

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, and the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001.

The results of operations for the six months ended December 31, 2001, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2002.



                         BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                        Balance Sheets

                                                                      Dec 31       March 31
                                                                       2001          2001
                                                                       ----          ----
                                                                    (Unaudited)    (Audited)
                                                                   -----------    -----------
                                          A S S E T S
                                          -----------
Current Assets:
Cash                                                               $     5,016    $   228,124
Note Receivable                                                        147,648        147,648
                                                                   -----------    -----------
             Total Current Assets                                      152,664        375,772

Investments                                                              1,750          1,750
-----------
Fixed Assets
------------
Office Furniture and Equipment, net                                     43,839         14,957
Non-Current Assets:
-------------------
Notes Receivable                                                       167,319        168,522
Other Assets:
-------------
Net assets of discontinued operations                                   26,700         26,700
                                                                   -----------    -----------
             Total Other Assets                                         26,700         26,700
             Total Assets                                          $   392,272    $   587,701
                                                                   ===========    ===========

               L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U IT Y
               -------------------------------------------------------------------

Current Liabilities
-------------------
Accounts Payable and accrued liabilities                           $   239,821    $    57,091
Capital Lease Payable                                                   33,037           --
Notes Payable                                                           50,000         50,000
                                                                          --             --
                                                                   -----------    -----------
             Total Current Liabilities                                 322,858        107,091

Commitments and Contingencies                                             --             --
-----------------------------
Stockholders' Equity
--------------------
Preferred Stock,  $.10 par value,  25,000,000 shares                      --             --
        authorized;  none issued and outstanding
Common stock,  $.0125 par value,  250,000,000 shares                   738,094        832,525
        authorized;  59,047,493 and 66,602,016                            --             --
        shares issued and outstanding
Additional paid-in capital                                           2,899,472      2,614,106
Accumulated deficit                                                 (3,566,752)    (2,964,621)
                                                                   -----------    -----------
                                                                        70,814        482,010
             Less Treasury stock (14,184 and 20,700 shares)             (1,400)        (1,400)
                                                                   -----------    -----------
             Total Stockholders' Equity                                 69,414        480,610
                                                                   -----------    -----------
             Total Liabilities and Stockholders'  Equity           $   392,272    $   587,701
                                                                   ===========    ===========

                                              2



                                 BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                           Statements of Operations


                                                          Three Months                     Six Months
                                                             Ended                           Ended
                                                 ------------------------------------------------------------
                                                    Dec 31          Dec 31          Dec 31          Dec 31
                                                     2001            2000            2001            2000
                                                     ----            ----            ----            ----
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------    ------------    ------------
Revenues:
      Revenues                                          1,243            --             8,407          22,608
                                                 ------------    ------------    ------------    ------------
           Total revenues                               1,243            --             8,407          22,608

Operating Expenses:
      Salaries                                   $      8,050    $       --      $    134,000    $       --
      Payroll Taxes & Employee Benefits                 3,568            --            20,214            --
      Consulting Fees                                    --            25,403            --            32,903
      Advertising & Promotion                            --              --              --            77,000
      Bank Safe Keeping Fees                             --              --              --            20,000
      Rent                                                286            --             4,065            --
      Depreciation                                      5,394            --            11,536            --
      Professional Fees                                18,312         128,228         357,485         493,868
      Travel                                              400            --             6,343          28,611
      General and Administrative                       19,436          22,964          86,319          66,568
                                                 ------------    ------------    ------------    ------------
                                                       55,446         176,595         619,962         718,950
                                                 ------------    ------------    ------------    ------------
           Loss from operations                       (54,203)       (176,595)       (611,555)       (696,342)
                                                 ------------    ------------    ------------    ------------
Other income (expense)
      Interest income                                   1,247            --             7,017            --
      Other Expense                                      --          (306,276)           --           (70,000)
      Interest expense                                   --              --            (2,500)        (17,750)
                                                 ------------    ------------    ------------    ------------
           Total other expense                          1,247        (306,276)          4,517         (87,750)
                                                 ------------    ------------    ------------    ------------
           Loss from continuing operations            (52,956)       (482,871)       (607,038)       (784,092)

Discontinued operations
           Income from discontinued operations          1,024           2,100           4,907           7,957
           Loss from discontinued operations             --          (220,843)           --          (205,000)
                                                 ------------    ------------    ------------    ------------
           Total discontinued operations                1,024        (218,743)          4,907        (197,043)
           Net Loss                                  $(51,932)   $   (701,614)   $   (602,131)   $   (981,135)
                                                 ============    ============    ============    ============
Loss per common share:
           From continuing operations            $     (0.001)   $     (0.006)   $     (0.010)   $     (0.009)
           From discontinued operations          $       --      $     (0.002)   $       --      $     (0.002)
           Net Loss                              $     (0.001)   $     (0.008)   $     (0.010)   $     (0.010)
                                                 ============    ============    ============    ============
Weighted average common shares outstanding         59,047,493      84,224,537      59,047,493      84,224,537
                                                 ============    ============    ============    ============

                                                      3



                            BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                      Statements of Cash Flows


                                                            Nine Months Ended    Nine Months Ended
                                                            -----------------    -----------------
                                                               December 31           December 31
                                                                  2001                  2000
                                                                  ----                  ----
                                                               (Unaudited)          (Unaudited)
                                                              -----------          -----------
Net Loss                                                      $  (602,131)         $  (981,135)
Cash Flows from Operating Activities:
Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                               11,536                 --
        Shares issued for notes receivable                           --                733,750
        Shares issued for interest                                   --                  1,250
        Changes in operating assets and liabilities:
            Accounts Receivable                                      --                   --
            Notes Receivable                                         --               (211,218)
            Accounts payable and accrued liabilities              182,730               58,172
                                                              -----------          -----------
Net Cash provided by (used in) Operating Activities           $  (407,865)         $  (399,181)
Cash Flows from Investing Activities:
        Collection of Notes Receivable                              1,203                 --
        Purchase of Fixed Assets                                  (42,334)                --
        Net Assets from Discontinued Operations                      --                230,844
        Investments                                                  --                497,500
Net Cash provided by (used in) Investing Activities           $   (41,131)         $   728,344
Cash Flows from Financing Activities:
        Issuance of common stock                                     --                462,771
        Advances from officer                                        --                 (4,925)
        Note Payable                                                 --                (62,250)
        Capital Lease Payable                                      33,037                 --
        Proceeds from Knight Settlement                            42,642                 --
        Convertible Debt                                             --               (600,000)
        Proceeds from Webb Settlement                             150,209                 --
                                                              -----------          -----------
Net Cash provided by (used in) Financing Activities           $   225,888          $  (204,404)
Net Increase (Decrease) in cash and cash equivalents             (223,108)             124,759
Cash at beginning of period                                   $   228,124          $   246,355
                                                              ===========          ===========
Cash at end of period                                         $     5,016          $   371,114
                                                              ===========          ===========
Supplemental disclosure:
        Total interest paid                                          --            $    17,750
                                                              ===========          ===========
Non-cash transactions:
----------------------
        Shares Issued for Assets                                     --                   --
        Shares Issued for Services                                   --                   --
        Shares Issued for Notes Receivable                           --              5,237,500
        Shares Issued for Convertible Debt                           --              4,000,000
        Shares Issues for Interest                                   --                100,000

                                                 4

                  Broadband Wireless International Corporation
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2001 and 2000
                           --------------------------
                                   (Unaudited)
                                   -----------


NOTE 1 - GENERAL
----------------

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

The Company held a shareholders' meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation. Also, the Company's shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000. At September 30, 2001, there were 59,047,493 shares of common stock (as adjusted for subsequent cancellations) and no preferred stock is outstanding.

On August 11, 2000, Peter B. Bradford ("Receiver") was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action. The Order appointing Temporary Receiver enjoins all persons and entities ... "from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended March 31, 2002. The March 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB, as amended. Broadband Wireless International Corporation

                  Broadband Wireless International Corporation
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2001 and 2000
                           --------------------------
                                   (Unaudited)
                                   -----------


     Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

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

NOTE 3 - COMMON STOCK

In April of 2001, the Receiver obtained final settlement with Ivan Webb, the former President, that included cash in the amount of $44,111, 1,720,176 shares of the Company's stock, gold coins, real estate lots, and working interest in three wells for two years. In September 2001, the Receiver sold some of the real estate with net proceeds of $50,597.

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

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company's behalf. The Company is unsure of the outcome at this time. The Receiver through the SEC has initiated several legal actions on behalf of the Company to recover its assets. There are several pending litigations at the present time and the Company cannot predict an outcome at the present time

NOTE 5 - CAPITAL LEASES

The Company signed a lease on September 12, 2001 that lease its office equipment and assets purchased for its customers. The lease calls for 36 payments of $1,195.02 being in November 2001. The lease was funded October 10, 2001 in the amount of $33,037 and will be accounted for as a capital lease.

                  Broadband Wireless International Corporation
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2001 and 2000
                           --------------------------
                                   (Unaudited)
                                   -----------


NOTE 6 - LEGAL ACTIVITIES

December 21, 2001
-----------------

The Federal District Court in the Western District of Oklahoma has issued a final order approving motions which dismiss the pending SEC action against the Company and relieve the Temporary Receiver of any further duties other than those related to filing the company's petition for reorganization with the Bankruptcy Court which is expected to take place today.

The Court's order also provides that actions of the Temporary Receiver since inception of the Receivership in August, 2000 and those of the current Board of Directors since being appointed in December, 2000 having been presented to the Court are approved.

The Company had been placed into a Federal Equitable Receivership in August of 2000 by the SEC as a result of various alleged securities violations committed by previous directors, management, and consultants of the corporation. During the Receivership a new Board of Directors and management was assembled to develop a plan to rehabilitate the company for the benefit of the shareholders.

December 27, 2001
-----------------
The company has entered Chapter 11 Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC. The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed. The court issued its final order approving the motion and removed the Temporary Receiver on December 21st. The application to reorganize was filed on December 27 by the firm of Kline, Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

NOTE 8 - SUBSEQUENT EVENTS

The company formed a Debtor-in-Possession Funding Committee. The Company entered into an agreement with Entertainment Direct.TV, Inc. to provide interim funding for daily operations. A requirement of the Debtor-In- Possession agreement is that a Debtor-in-Possession Committee be formed to administer those funds. The Committee consists of executives and board members of Entertainment Direct.TV, Inc. whose responsibilities are to assist the Board of Directors of Broadband Wireless International Corporation in administering and applying the operational funding provided.

                  Broadband Wireless International Corporation
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2001 and 2000
                           --------------------------
                                   (Unaudited)
                                   -----------


NOTE 8 - SUBSEQUENT EVENTS (con't)

By this agreement, Entertainment Direct.TV, Inc. becomes directly involved with management of daily operations of Broadband Wireless International Corporation while the company continues the Chapter 11 proceeding. Executives and Directors from both companies continue to work cooperatively toward finalizing the reorganization of Broadband and the acquisition of Entertainment Direct.TV. Dr. Ron Tripp -- Broadband Wireless President, will continue to play a significant role in facilitating the Chapter 11 process with the law firm of Kline, Kline, Elliott, Castleberry & Bryant, P.C.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements
--------------------------

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

Overview
--------

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

The Temporary Receiver completed the process of corporate dissolution of Broadcom Wireless Communications Corporation, Black Giant Resources Corporation and Medscan Technologies, Inc. because those Oklahoma corporations had no assets, had no business activities, and had been abandoned by their former management. None of those companies were in good standing in the State of Oklahoma. The Temporary Receiver concluded his activity and saw no reason to continue the SEC Lawsuit receivership. The Temporary Receiver believed that the Debtor was a candidate for reorganization, which, if successful, potentially would permit the Debtor's shareholders to receive future value for their investment in the Debtor. Accordingly this bankruptcy was commenced by the Temporary Receiver, with Federal District Court approval, on December 27, 2001, whereupon the Temporary Receiver's appointment was terminated and the Debtor became a Debtor in Possession.

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

The Company's expansion goal for its wireless computer service has not been realized at this time due to the Company's focus on its prospects under the agreement with EDTV. There are no assurances that the Company will be able to develop significant revenues from the Hopland Agreement or any other agreements that might be entered into in relation to the Native American markets.

On October 16th, the Company and Entertainment Direct TV, Inc. (EDTV) signed a letter of intent and on October 29, 2001, a definitive agreement was executed for the Company to acquire EDTV. EDTV produces incremental revenue through a process and delivery methodology known as Extreme Niche Targeting (ENT). ENT combines multiple technologies and communications media providing artists, athletes, labels, advertisers and consumer product manufacturers direct contact with the targeted niche market. E-mail, web sites, interactive games, and identity ISPs are the primary delivery channels. EDTV's existing clients are varied and consist of companies such as Wasatch Pharmaceutical, Golf is Fun, Crystal Dragon Entertainment (Coolio), Mergela/Island/Def Jam (Shorty 101), Good Game Entertainment (Slinkey.com), Z-Money Records, Inc., Itchy Palms Records, Inc., Heart of Africa Foundation, Frontline Entertainment, and Starship Record Company, Inc.

Under the terms of the agreement approved by the Boards of both companies, the Company will acquire EDTV for 51% of the outstanding stock of Broadband Wireless, placing the total issued shares to approximately 120 million of its 250 million total authorized shares. The transaction is expected to close during May 2002, but is contingent upon a release from bankruptcy proceedings by the court.

Results of Operations
---------------------

Revenues
--------

This section intentionally blank.

Operating Expenses
------------------

This section intentionally blank.

Liquidity and Capital Resources
-------------------------------

The Company continues to have extremely limited liquidity and its primary source of funds were derived from the activities of the Temporary Receiver in seeking to marshal the assets of the Company and pursue all claims of the Company.

The Company currently has very limited resources with which to implement the Business Plan. The Company's ability to fully implement the Business Plan, or to continue beyond the next six months, will require immediate, additional resources which must be funded by the issuance of equity or debt and/or other external means of financing. EDTV is currently providing interim funding to the company to maintain operations until the Chapter 11 proceeding is concluded.

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

COPENHAVER LITIGATION

The Temporary Receiver, on behalf of the Company, filed suit in the United States District Court for the Western District of Oklahoma on July 16, 2001 against M.L. Copenhaver seeking enforcement of a $18,000 Promissory Note assigned by Tony M.L. Braxton to M.L. Copenhaver. The case is styled Peter B. Bradford, Receiver, for Broadband Wireless International Corporation v. M.L. Copenhaver, Case No. CIV-01-1110, United States District Court for the Western District of Oklahoma. Judgment was entered against Copenhaver and in favor of the Company for $18,000 on September 14, 2001. Collection efforts are underway in Houston, Texas, where Copenhaver resides. The receiver collected this debt on behalf of the debtor.


ADDITIONAL LITIGATION Are there additional lawsuits that have been filed?

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

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  Exhibits
     --------

(b)  Reports on Form 8-K
     -------------------

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

                                            BROADBAND WIRELESS
                                            INTERNATIONAL CORPORATION




                                            By:  /s/  Ron Tripp
                                              ---------------------------------
                                                      Ron Tripp
                                                      President

Date: March 18, 2002.