Form 10KSB
period 2002-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2002-08-07
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________

                                                                  to __________________________.

For the Fiscal Year Ended March 31, 2002

Commission File Number 0-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	75-1441442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2304 North Interstate Drive, Norman, OK 73072

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (405) 321-8530

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

Yes  X                No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. –X-.

Registrant's revenues for its most recent fiscal year were $8,407

As of July 26, 2002, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $8,201,058.58.

As of July 26, 2002 there were 58,724,386 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes              No   X

FORM 10-KSB

TABLE OF CONTENTS

Item 2. Description of Property.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

Item 5. Market for Common Equity and Related Stockholder Matters.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits and Reports on Form 8-K.

Signatures

Appendix A

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

*

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

*

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

*

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

*

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

The Temporary Receiver was discharged by the court on December 21, 2001.

On December 27, 2001 the Company filed an application to reorganize under Chapter 11 of the Bankruptcy Code.

In December of 2001, the Company agreed  with Entertainment Direct TV (EDTV) to merge the two companies with EDTV being the survivor and holding 75% of the stock after completion of the transaction.

On May 7, 2002 the Company filed a disclosure statement pursuant to 11 U.S.C. § 1125 and a proposed plan of reorganization pursuant to 11 U.S.C. § 1121. The disclosure statement provides information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the Company and the condition of the Company's books and records, to enable a hypothetical reasonable investor typical of holders of claims against, or interests in, the Company to make an informed judgment about the proposed plan. The Company also prepared a far more comprehensive disclosure statement.

Under the plan proposed, the Company will acquire 100% of the issued and outstanding stock of EDTV from its shareholders in exchange for EDTV's shareholders acquiring 51% of the Company's outstanding equity securities. It is contemplated that EDTV will be merged with the Company on or about the effective date of the plan and that the Company will be the surviving entity. As additional consideration, EDTV, either directly or through its shareholders, has agreed to fund to up to $250,000 to the Company. Ultimately, a private placement to provide additional funding may be necessary.

The issuance under the plan of 51% of the reorganized Company's equity securities to EDTV's shareholders will give them control of the reorganized Company and will dilute the interests of the current holders of the Company's equity securities. The interests of current holders of the Company's equity securities will be further diluted under the plan by the issuance of equity securities to the holders of allowed claims: a) arising from the rescission of a purchase or sale of an equity security of the Company or of an affiliate of the Company; b) for damages arising from the purchase or sale of such a security; or c) for reimbursement or contribution allowed under 11 U.S.C. § 502 on account of such a claim. The reorganized Company will have the authority to issue additional equity securities to meet future requirements, which would further dilute the position of parties in interest who are to receive or retain under the plan equity securities in the reorganized Company. Given that the allowed claims: a) arising from the rescission of a purchase or sale of an equity security of the Company or of an affiliate of the Company; b) for damages arising from the purchase or sale of such a security; or c) for reimbursement or contribution allowed under II U.S.C. § 502 on account of such a claim hve not been determined, it is not possible to determine how much those ch..ims may result in dilution of the interests of current holders of the Company's equity securities. Likewise, it is not possible to quantify now the dilution that would occur from further issuances of equity securities.

Subsequent to the merger with EDTV, the reorganized Company intends to offer a comprehensive communications and content service package to niche markets through a marketing strategy known as Extreme Niche Targeting. It is contemplated that the service offering will primarily consist of a combination of email, SMS (short messaging service), internet service, website design, database management, strategy and branding. It is expected that the reorganized Company will be positioned as a new media direct marketing company that generates revenue from email campaign management, e-commerce participation and advertiser placements through multiple forms of media (internet, magazines, TV). The combined revenue projection forecasts approximately $25 million for the first full year of operations post merger between the Company and EDTV, with nearly $11 million in earnings before interest, taxes and depreciation.

Under the proposed plan, the reorganized Company will pay some claims over time. Those claimants will be subject to the risk that the reorganized Company's business may not be profitable or as profitable as projected. If it is not, payments may not be made to claimants as and when proposed under the plan. Claimants will also be subject to the risk that the value of the reorganized Company's assets may decline. Holders of equity securities in the reorganized Company would presumably be adversely affected if the reorganized Company's business is not profitable or as profitable as projected. Additionally, there can be no assurance that holders of the reorganized Company's stock will be able to sell the reorganized Company's equity securities in the future and there is no assurance as to the price at which the reorganized Company's equity securities might trade.

On July 22, 2001, Dr. Ron Tripp, director, secretary and treasurer of the Company, resigned from his position as treasurer. On July 23, 2001, the board of directors appointed Dr. Tripp as president of the Company and the board appointed William Higgins, also a director of the Company, as treasurer. In October of 2001, Mr. Harris and the Company agreed to a consulting agreement, which reduced salary expense and his time devoted to the Company. Mr. Harris resigned from the Company effective October 15, 2001. The Company's board of directors actively supervised the operations of the Company while the Temporary Receiver pursued legal remedies against third persons who had caused damages to the Company. The board also pursued, and continues to pursue, sources of funds to reorganize and recapitalize the Company. The board has donated hundreds of hours of their time to working on the Company's future success. Each of the board members has received stock options.

Name	Amount	Price	Date
Albie Shafer	150,000	$ 0.0625	June 2000
Lloyd Claycomb (non-director advisor)	150,000	$ 0.0625	December 2001
Albie Shafer	200,000	$ 0.0800	May 2001
Albie Shafer	750,000	$ 0.0800	August 2001
Dr. Ron Tripp	100,000	$ 0.0800	May 2001
Dr. Ron Tripp	750,000	$ 0.0800	August 2001
William Higgins	100,000	$ 0.0800	May 2001
William Higgins	750,000	$ 0.0800	August 2001
Michael Smith (non-director advisor)	125,000	$ 0.1000	July 2001

In December of 2000, the board of directors considered a business plan (the "Business Plan"), which contemplated a wireless internet service provider business in the greater Oklahoma City geographical market. The Company conducted test applications of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma. These tests were successfully completed in December of 2000. After reviewing the reports of the tests, the board of directors approved the Business Plan. In February 2001,. the Temporary Receiver submitted the Business Plan to the Federal District Court for approval.

The Company received Federal District Court approval on February 7, 2001, to immediately commence business operations pursuant to the Business Plan, provided that the Company paid $150,000 owing under the Company's 12% convertible debenture held by Steven R. Cox. On February 9, 2001, the Company used its existing working capital to pay Mr. Cox $150,000 in satisfaction of his debenture. In 2001, the Company commenced business operations pursuant to the Business Plan.

On February 23,2001, the Company entered into an agreement with the American Bank & Trust Company of Edmond, Oklahoma, and on March 19, 2001, entered into an agreement with Republic Bank of Norman, Oklahoma, to provide wireless communication services for those banks to, and from, their branch offices in central Oklahoma. The Company also entered into a similar agreement with McClain County Bank on May 17, 2001.

On April 9, 2001, the board of directors adopted a resolution that the Company would consider all claims of persons who claim to have purchased stock of the Company after July 1, 1999, but did not receive stock or received less stock than they paid. July 1, 1999 was selected by the board because it was the date of the corporate resolution by the Company to change its name from Black Giant Oil Co. to Broadband Wireless International Corporation and surrender control to the Broadcom Group. An SEC Annual 10-K report was timely filed by the Company on June 29, 2001 for the fiscal year ending March 31, 2001. Audited financial statements were included which were prepared by Clyde Bailey, C.P.A., who has prepared the Company's financials and tax returns for the past year. A quarterly 1OQ Report was filed with the Securities and Exchange Commission on March 19, 2002.

On October 13, 2001, the Company and Entertainment Direct. TV, Inc. ("EDTV") signed a Stock Purchase Agreement and on October 20, 2001, executed an Addendum to Stock Purchase Agreement (collectively, the "EDTV Agreement"). A copy of the EDTV Agreement is attached hereto as Exhibit 1. EDTV produces incremental revenue through a process and delivery methodology known as Extreme Niche Targeting ("ENT"). ENT combines multiple technologies and communications media providing artists, athletes, labels, advertisers and consumer product manufacturers direct contact with the targeted niche market. E-mail, SMS (short messaging service), internet service, website design, database management, strategy and branding are the primary delivery channels.

Existing clients of EDTV are varied and consist of Wasatch Pharmaceutical, Golf is Fun, Crystal Dragon Entertainment (Coolio), MergelallslandlDef Jam (Shorty 101), Good Game Entertainment (Slinkey.com), Z-Money Records, Inc., Itchy Palms Records, Inc., Heart of Africa Foundation, Frontline Entertainment, Starship Record Company, Inc. P4F implementations have been or will shortly be commercially executed at Prizes4Fun.com, Vegas4Fun.com, Windaily.com and Coolio.com.

The entertainment market is heavily controlled by relationships, trust, and history. The EDTV principals and their contacts put EDTV in an unusual position to offer its services to a dozen or so key entertainment industry participants, which Company believes will enhance the business approach described herein. Under the terms of the EDTV Agreement, the Company will acquire 100% of EDTV's issued and outstanding stock for 51% of the Company's outstanding stock and EDTV will ultimately be merged with the Reorganized Company, which will be the surviving entity. As additional consideration, EDTV or its shareholders have agreed to fund to up to $250,000, and have provided $10,000 to date to the Company in Possession to maintain operations for the few wireless accounts. Ultimately, a private placement to provide the necessary funding for a rapid rollout of the marketing strategy is contemplated. It is contemplated that a private placement will raise $1.5 million of venture capital funding. The transaction is expected to close by the end of August of 2002, but will only close if the plan is confirmed and become effective.

Subsequent to the merger with EDTV, the Reorganized Company intends to offer a comprehensive communications and content service package to niche markets through a marketing strategy known as Extreme Niche Targeting. It is contemplated that the service offering will primarily consist of a combination of email, SMS (short messaging service), internet service, website design, database management, strategy and branding. It is expected that the Reorganized Company will be positioned as a new media direct marketing company that generates revenue from email campaign management, eCommerce participation and advertiser placements through multiple forms of media (internet, magazines, TV). The combined revenue projection forecasts approximately $25 million for the first full year of operations post merger with nearly $11 million in earnings before interest, taxes and depreciation. It is anticipated that the Reorganized Company will seek to increase revenue and awareness of its client's products or services by marketing to the highest qualified niche audience, primarily online, where the Reorganized Company will expect to increase its clients' customer base, their customer's message retention, their sales per customer, and the frequency of their customer transactions.

The Reorganized Company will seek to capitalize on the U.S. consumers' appetite for brands and idols. It is expected that the Reorganized Company will offer a demographically targeted campaign centered on a rich multimedia email campaign, which will drive consumers to the featured artist or label site that will also offer multiple opportunities to interact and be informed about the artist's activities. It is projected that this interaction will lead to multiple repeat transactions in which the Reorganized Company will participate.

The revenue stream from the anticipated package of services to be offered by the Reorganized Company is a combination of one time fees and revenue sharing. The goal of the Reorganized Company will be to create a recurring revenue stream that is approximately 35% of its total ongoing revenue, irrespective of product sales. In is expected that the Reorganized Company will record revenue from the following areas, among others: recurring CPD and administration, hosting, reporting, customization, product sales, ISP subscriptions, ticket sales and one-time setup fees.

The Condition and Performance of the Company since filing Bankruptcy

Since filing for bankruptcy relief, the Company has attempted to increase revenue, reduce expenses, settle controversies, and formulate a reorganization plan. The Company has spent considerable time trying to quantify the Estate's actual liabilities and formulating a plan of reorganization.

The Company continues to have extremely limited liquidity and its primary source of funds was the activities of the Temporary Receiver in seeking to marshal the assets of the Company and pursue all claims of the Company.

As previously discussed, the Company initiated the Business Plan pursuant to the February 7, 2001, order of the Federal District Court and continues to receive limited revenues from the American Bank & Trust Company of Edmond, Republic Bank of Norman, and the McClain County Bank contracts for wireless internet services. These contracts are expected to generate approximately $1,600 in monthly revenues for at least the next 6 months.

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

In July of 2002 the Company received final approval of the plan of reorganization from the shareholders and the bankruptcy court.

Proposed business plan of the Reorganized Company.

Overview

The Company will receive 100% of the outstanding stock of Entertainment Direct.TV, Inc. ("EDTV") in exchange for 51% of the stock of the Company. As additional compensation the Company will receive, either directly from EDTV or from its shareholders up to $250,000.

EDTV offers a comprehensive communications and content service package through a marketing strategy known as extreme niche targeting. The service offering will primarily consist of a combination of strategy, branding, email, SMS (short messaging service), internet service, website design, and database management. The two entities will be combined and operate as one company post-merger. EDTV will be positioned as a new media direct marketing company that generates revenue from email campaign management, ecommerce participation, and advertiser placements through multiple forms of media (internet, magazines, tv). The combined revenue forecasts approximately $25 million for the first full year of operations post merger with nearly $11 million in earnings before interest, taxes and depreciation.

Mission

EDTV will seek to proactively increase revenue and awareness of our client's products or services by marketing to the highest qualified niche audience, primarily online. We are successful when our clients have increased their customer base, their sales per customer and/or the frequency of their customer transactions. In other words, we are successful when our clients have made more money.

Market Analysis

Record labels such as Universal, entertainment artists such as Coolio, athletes such as Jamie Sharper, foundations such as Hydeia Broadbent Foundation are all looking to maximize their key asset. For each it is different yet each has an already existing interested group. The key challenge they face is how to retain the existing fan interest in their core product they are known for while expanding interest in other activities or products they are interested in offering. Simultaneously, the fan base needs to be continually expanding. EDTV specializes in developing the strategy and tactics necessary to maximize both of these efforts. A key fact to know is that 70% of an existing music celebrity's fan base is unaware of the release of their favorites artist's new album. EDTV focuses on making sure the fundamental methods are constantly being deployed to ensure that customer retention and acquisition are always happening.

Consumer product manufacturers must retain consumers to their brand. Research has shown again and again that the value of a retained repeat customer is 5 times that of a one-time consumer. Plus, truly successful companies generate 75% of their sales from current customers. Finally, a 5% repeat customer rate can result in a doubling of profits according to Mckinsey & Company

Business model

EDTV's focus is on maximizing the revenue per consumer through the highly targeted medium of the web. Many consumers are ready, willing and actively enthusiastic to participate in multiple 'branded' activities that involve their favorite artists and consumer product companies. EDTV seeks to capitalize on that demand. EDTV offers a demographically targeted campaign centered on a rich multimedia email campaign. This email drives consumers to the featured artist or label site, which also offers multiple opportunities to interact and be informed about the artist's activities. This interaction leads to multiple repeat transactions. For example, EDTV develops strategies and tactics, creates websites and email pages all for a profitable fee. Then the execution of the campaign begins after multiple testing occurs. As the campaign is successful, EDTV is compensated anywhere from 5 to 25°to of sales. A typical engagement is for $120,000 of fees and $50,000 to $450,000 of sales participation revenue. Our model is based on the low end of that participation scale and an average of $200,000 per engagement.

Revenue streams

The revenue stream from our package of services is a combination of one time fees and revenue sharing. The goal of the company is to create a recurring revenue stream that is approximately 35% of the total ongoing revenue of the company irrespective of product sales. EDTV will record revenue from the following areas, recurring advertising dollars and administration, hosting, reporting, customization, product sales, internet service provider subscriptions, ticket sales and one-time setup fees.

Target Market

Artists, entertainers and athletes, record labels, production companies and agents, media sales (advertisers and sponsors), and fortune 1000 companies.

Comparable companies

There are a number of companies that are working in the direct marketing via internet industry. The most closely related to EDTV are Avenue A, Bbigfoot Interactive, Digital Impact, Dynamics Direct and E-dialog.com. Two of these companies are publicly traded.

Clients

Existing clients of EDTV are varied and consist of Wasatch Pharmaceutical, Golf is Fun, Crystal Dragon Entertainment (Coolio), Mergela/Island/Def Jam (Shorty 101), Good Game Entertainment (Slinkey.com), Z-Money Records, Inc., Itchy Palms Records, Inc., Heart of Africa Foundation, Frontline Entertainment, Starship Record Company, Inc. Multiple additional clients are in process of being signed and include athletes, record labels and Fortune 500 companies.

Infrastructure

EDTV will be operated as a very lean sales and marketing organization. The staff consists of executive management, sales executives, project and account management, design, engineering, technology and database management. With headquarters in Las Vegas, EDTV will be in a prime location for sales and marketing contacts.

History

Past successful endeavors of the EDTV team include the following:

Revenue boost - changed database functions and grew advertising internet client revenue $1,750% in 90 days from $2 million per month to $37 million per month. Subscribers for promotion –for fast-food company used wireless message. Response rate of 3O% for 'elusive & fickle youth market and over 220,000 subscribers in 10 weeks. Traffic registration - a Fortune 100 consumer product firm sought user email address and of 31,000 to hit the website, over 25,000 registered setting foundation for newsletter. Internal messages -analysis of airline clients internal messages and format. Made two line printing change. Cut cargo transfers by 85%. Raised revenue $10 million in 1 year. New product development - added 1 message tool and 1 infrastructure too! to client's work process and cut average new product development time from 9 months to 14 days.

MANAGEMENT OF THE REORGANIZED COMPANY

Terry Gourley will serve as CEO and President of the Reorganized Company and a member of its board. Initially, Mr. Gourley will be paid $120,000 annually for services to be rendered and will receive employee benefits such as employer paid health insurance, a leased automobile, and stock options on terms not yet determined for services to be rendered.

Michael Williams will serve as Executive Vice President, Sales and Marketing of the Reorganized Company and as Co-Chairman of its board. Initially, Mr. William's will be paid $120,000 annually for services to be rendered and will also receive employee benefits such as employer paid health insurance, a leased automobile, and stock options on terms not yet determined for services to be rendered.

Keith McAllister will serve as Executive Vice President, Administration of the Reorganized Company and as Co-Chairman of its board. Mr. McAllister initially will be paid $120,000 annually for services to be rendered and will receive employee benefits such as employer paid health insurance, a leased automobile, and stock options on terms not yet determined for services to be rendered.

Richard Weddle will serve as Chief Operating Officer of the Reorganized Company and as a member of its board. Mr. Weddle initially will be paid $120,000 annually for services to be rendered and will receive employee benefits such as employer paid health insurance, a leased automobile, and stock options on terms not yet determined for services to be rendered.

Russ Regan, Robert Nau and Dr. Ron Tripp are proposed to serve as the other, initial directors of the Reorganized Company and initially will be paid $1,000 for quarterly board meetings and may be granted stock options in the Reorganized Company on terms not yet determined for services to be rendered.

None of the individuals named above, except Dr. Ron Tripp, had any Pre-Petition relationship with the Company or any Post-Petition relationship with the Company. Dr. Ron Tripp, as previously disclosed, served as President of Broadband Wireless International Corporation. It is anticipated that the Reorganized Company’s staff will consist of executive management, sales executives, project and account management, design, engineering, technology and database management. It is expected that the Reorganized Company will maintain headquarters in Las Vegas, which will place it in a prime location for sales and marketing contacts.

THE RELATIONSHIP OF THE COMPANY WITH AFFILIATES

The Company does not have any Affiliates, except as disclosed elsewhere in this document.

RISK FACTORS

Under the Plan, the Reorganized Company will pay some Claims over time. Those claimants will be subject to the risk that the Reorganized Company's business may not be profitable or as profitable as projected. If it is not, payments may not be made to Claimants as and when proposed under the Plan. Claimants and the holders of the Reorganized Company's Equity Securities will also be subject to the risk that the value of the Reorganized Company's assets may decline. Additionally, there can be no assurance that holders of the Reorganized Company's stock will be able to sell the Reorganized Company's Equity Securities in the future and there is no assurance as to the price at which the Reorganized Company's Equity Securities might trade.

Holders of the Reorganized Company's Equity Securities who are deemed to be "underwriters" as defined in Section 1145(b) of the Bankruptcy Code, including holders who are deemed to be "affiliates" or "control persons" of the Company within the meaning of the Securities Act, will be unable to freely transfer or sell their securities except pursuant to (a) "ordinary trading transactions" by an entity that is not an "issuer" within the meaning of Section 1145(b), (b) an effective registration of such securities under the Securities Act and under equivalent state securities or "blue sky" laws or (c) an available exemption from such registration requirements.

The Plan provides for the issuance of 51% of the Reorganized Company's Equity Securities to EDTV's shareholders, which will dilute the interests of the holders of the Company's Equity Securities. The interests of holders of the Company's Equity Securities will be further diluted by the issuance of Equity Securities to the holders of allowed Claims: a) arising from the rescission of a purchase or sale of an Equity Security of the Company or of an affiliate of the Company; b) for damages arising from the purchase or sale of such a security; or c) for reimbursement or contribution allowed under 11 U.S.C. § 502 on account of such a Claim. Additionally, the Reorganized Company will have the authority to issue additional Equity Securities to meet future equity requirements, which would further dilute the position of parties in interest who are to receive Reorganized Company's Equity Securities under the Plan. Given that the allowed Claims: a) arising from the rescission of a purchase or sale of an Equity Security of the Company or of an affiliate of the Company; b) for damages arising from the purchase or sale of such a security; or c) for reimbursement or contribution allowed under 11 U.s.C. § 502 on account of such a Claim have not been determined, it is not possible to determine how much those Claims may result in dilution of the interests of holders of the Company's Equity Securities. Likewise, it is not possible to quantify the dilution that would occur from further issuances of Equity Securities.

Certain statements contained with this disclosure statement may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," 'expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such statements.

EMPLOYEES

     The Company has a total of three employees, all of whom are full time in addition to its Officers and Directors.

Item 2. Description of Property.

The Company rents on a month-to-month basis approximately 600 square feet of office space in Oklahoma City, Oklahoma. The rental payment is $277 per month.

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

In May of 2001, actions were filed in the District Court of Oklahoma County, State of Oklahoma by Mitchell Walker and Dan Walker against Baker and others alleging that they were aiders and abettors in connection with a sale of securities in violation of Oklahoma securities laws.

Counsel for Baker has made a request for indemnification to the Temporary Receiver pursuant to the indemnification clause in the Settlement Agreement. The Temporary Receiver responded to Baker's counsel's request and advised them that the Temporary Receiver did not believe the indemnification clause contemplates third party actions and that because of the release and the stay in the SEC Lawsuit, that the Company will not have to indemnify Baker. The matter remains unresolved, but the Temporary Receiver believed it would not result in any loss or expense to the Company, although the Company's potential liability has not been determined.

In the 10-KS B filed by the Company on July 2, 2001, the Company reported that the Temporary Receiver, on behalf of the Company, entered into a settlement agreement with Webb on April 19, 2000, under which Webb had agreed to transfer cash and assets to the Company with a total value in excess of $350,000, including any Equity Securities of the Company still held by Webb. Webb also agreed to cooperate with the Temporary Receiver in providing any required information concerning other defendants. Under the Webb settlement agreement, Webb transferred to the Temporary Receiver $44,000 in cash, 1,720,176 shares of the Company's Equity Securities, 5 tracts of Texas real estate worth $75,000, and assigned oil and gas revenues from two producing wells. Webb also forgave a $150,000 note from the Company and executed a sworn affidavit concerning his net worth. The Federal District Court approved the Webb Settlement on July 13, 2001. Webb continued to cooperate with the Temporary Receiver's investigation. Additional sanctions and penalties are likely to be imposed by the SEC.

The Company met its obligations under a Federal District Court approved settlement agreement with Genesis Market Neutral Partners, L.P. under which the Company transferred a total of 1,050,000 of its shares to Genesis Market Neutral Partners, L.P. over a seven month period.

As stated above, the Company or Reorganized Company may file a number of objections to proofs of Claim and motions to estimate contingent Claims. Likewise, the Company in Possession or Reorganized Company may file a number of motions to value Collateral

The Estate may also hold causes of action against various Persons and Entities, including, but not limited to, causes of action under the Code. A detailed evaluation of the merits of these potential causes of action or estimate of their monetary worth has not been made. All causes of potential causes of action or estimate of their monetary worth has not been made. All causes of action, whether arising Pre-Petition or Post-Petition and whether arising under state or federal law,

Pursuing any litigation would entail incurring attorneys' fees and expenses. At this point, it is not possible to give any meaningful estimate of what those fees and expenses might ultimately total or the potential outcome. However, the fees and expenses in connection with the Claims and Equity Security Interest reconciliation process might easily exceed $100,000 in the event matters are not resolved by agreement.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON EQUITY

The Company's common stock trades on the OTC Bulletin Board under the symbol "BBAN." Prior to February 2000, the Company's common stock was traded on the OTC Bulletin Board under the symbol "BGCC." On June 29, 2002, the closing bid price for the common stock was $.10 per share. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through March 31, 2002. Because the common stock trades on the OTC Bulletin Board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.

Bid Prices

------------------------------------------------------------------------

Year	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
1999	$ 0.095	$ 0.055	$ 0.80	$ 0.040	$ 0.040	$ 0.025	$ 0.030	$ 0.021
2000	$ 4.625	$ 4.0000	$ 0.652	$ 0.5625	$ 0.1719	$ 0.1406	$ 0.125	$ 0.0781
2001	$ 0.1719	$ 0.1406	$0.170	$0.070	$0.130	$0.050	$0.210	$0.060
2002	$0.180	$0.090	$0.200	$0.110

     The number of beneficial holders of record of the common stock of the Company as of the close of business on June 29, 2002, was approximately 13,615.

DIVIDENDS

     The Company has not paid cash dividends on our common stock since our inception. The Company does not anticipate paying any dividends at any time in the foreseeable future.  The Company expects to use any excess funds generated from our operations for working capital and to fund the Business Plan.

RECENT ISSUANCE OF COMMON STOCK

     The following sets forth certain information regarding the issuances of the Company's common stock, which were made on the authority of Peter Bradford the court appointed receiver for the Company. These shares represent the sale of stock over several recent years, but for which no stock was ever issued.  All those to whom stock was issued provided proof of purchase to the receiver.  No other shares were issued in the year ended March 31, 2002.

SHAREHOLDER	AMOUNT OF SHARES
Genesis Market Neutral Partners	1,050,000
Clear Creek Partners Ltd.	175,000
Bryan L. Frank	12,500
Steven T. McDaniel	1,333
Tim and Colleen Dickey	10,000
Willis and Tonja Shandy	20,000
David Van Den Bosch	25,000
Matt Trent	33,333
Chad Huffmyer	33,333
Marlin L. Dickey	8,000
John Racz	8,500
Arlo Siegersma	10,000
Frank Sommer	25,000
Howard E. Chapman	4,000
Dwayne Hendrickson	500
John and Mariann Vanderzwaan	7,500
Lyndel and Dorothy Strain	5,000
Andy and Staci Strain	500

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

     The Company's economic development initiatives for the Northern Cheyenne Nation provide for the Northern Cheyenne Nation to install and implement the Company's solutions (as subcontracted labor) in the reservations in a five-state area around Montana. The Company believes it is positioned to provide the technical solutions and necessary tools and training to assist the tribes in developing their own technical support and installation staff. These communities are technology and job deprived, and we have garnered much attention to bring a cost-effective, communications infrastructure and jobs to these underserved markets. Our goal is to install and implement at least one wireless, reservation-network per month of the similar size and magnitude as that proposed to the Northern Cheyenne Nation. AITEC (the American Indian-owned contractor with whom we have developed a strategic relationship) is prepared for this "run-rate." We have recently participated in the NIBA (Native Indian Business Association) conference in Albuquerque, New Mexico in an attempt to market our capabilities. There are no assurances that we will obtain the contracts described above or realize our installation goal.

As described above, the Company has been in negotiation with and has reached agreement to acquire EDTV pursuant to published agreements and described above. Negotiating this agreement, dealing with the bankruptcy process, and related legal matters, also described above, has been the major focus of the Company in the year ended March 31, 2002.

Revenues

Total revenues of the Company for the 12 months ended March 31, 2002, and 2001, were $8,407 and $1,385 respectively, an increase of $7,022.

Operating Expenses

Operating expenses of the Company for the 12 months ended March 31, 2002, and 20001 were $630,401 and $942,819, respectively, a decrease of $312,418 The decrease is largely attributable to a decrease in professional services necessitated by the SEC Lawsuit and the resulting Receivership.

Liquidity and Capital Resources

The Company continues to have extremely limited liquidity and its primary source of funds is currently restricted to the activities of the Temporary Receiver in seeking to marshal the assets of the Company and pursue all claims of the Company and some minor amounts from its Internet Service operating  activities.

Although the Company currently has very limited resources with which to implement the Business Plan, the Company believes that the current resources available to the Company, along with the anticipated revenues from the wireless services contracts, will finance the activities of the Company until the bankruptcy is discharged and the acquisition of EDTV is accomplished.

Item 7. Financial Statements.

The financial statements of the Company are incorporated by reference from the attached Appendix A and include the following:

Financial Statements of Broadband Wireless International Corporation

(1) Reports of Independent Auditors
(2) Balance Sheets as of March 31, 2001 and 2000
(3) Statements of Operations for Years Ended March 31, 2002 and 2001
(4) Statements of Changes in Stockholders' Equity for Years Ended March 31, 2002 and 2001
(5) Statements of Cash Flows for Years Ended March 31, 2002 and 2001
(6) Notes to Financial Statements for Years Ended March 31, 2002 and 2001

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On June 28, 2000, the Company's Board of Directors approved the engagement of the accounting firm of Clyde Bailey, P.C. as its independent certifying accountants to replace the accounting firm of Jackson & Rhodes, P.C., who resigned on June 24, 2000. Jackson & Rhodes' reports on the financial statements of the Company for the two fiscal years ended March 31, 1999, and March 31, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two preceding  fiscal years and the interim periods subsequent to the Company's fiscal year ended March 31, 1999, there were no disagreements with Jackson & Rhodes on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events as defined in Item 304 (a) (1) (iv) of Regulation S-B.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act

      The following information is furnished for each person who serves as an executive officer or director of the Company as of June 28, 2002. The Board of Directors currently consists of two members, Ron Tripp, and William Higgins, both of whom were appointed to vacant positions on the Board in December of 2000 by Ivan Webb and Howard Siegel who were then the only members of the Board of Directors. Webb and Siegel also resigned in December 2000.

Ron Tripp

49

President, Secretary, Treasurer, and Director

William Higgins

53

Director

Dr. Ron Tripp, President, Secretary, Treasurer, and  Director. Dr. Tripp is a chiropractic physician with a private practice in Norman, Oklahoma. He serves as President of the Oklahoma Board of Chiropractic Examiners through appointment in 1998 by Governor Frank Keating, is a delegate to the National Board of Chiropractic Examiners and the Federation of Chiropractic State Licensing Boards, and is President of USA Judo. Dr. Tripp is a former representative and President of U.S. Operations of the Mendel Japan Corporation based in Tokyo, Japan.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any persons who own more than 10 percent of a registered class of the Company's equity securities to file with the SEC and each exchange on which the Company's securities are listed reports of ownership and subsequent changes in ownership of common stock and other securities of the Company.  Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to the Company or written representations that no requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met.

Item 10. Executive Compensation.

The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the Chief Operating Officer (the "Named Executive Officers"). None of the Named Executive Officers received any compensation in fiscal years ended 2002, 2001, 2000, or 1999, unless indicated.

Annual Compensation

------------------------------------------------------------------------

Name and Principal Position	Salary	Bonus	Other Compensation	Year Ended
Dr. Ron Tripp, President, Sectretary, Treasurer, and Director	None	None	None	2002
William Higgins, Director	None	None	None	2002

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

EMPLOYMENT AGREEMENTS

The Company has no employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP

      The following table sets forth information as of June 29, 2001, concerning the beneficial ownership of common stock by each of the Company's directors, each Named Executive Officer, and all directors and executive officers of the Company as a group, and by each person who is known by the Company to own more than 5% of the outstanding shares of common stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock. The address for each beneficial owner is 2304 North Interstate Drive, Norman, OK 73072, unless otherwise indicated.

PERCENT

BENEFICIAL OWNER	NUMBER OF SHARES	PERCENT
Ron Tripp (1)	115,000	**
William Higgins	30,439	**

Officers and Directors as a Group	145,439	**

        **      Less than 1%.

        (1)      Mr. Tripp's spouse owns 115,000 of these shares, of which Mr. Tripp disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions.

None.

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

99.4

Fourth Preliminary Report of the Temporary Receiver, dated April 6, 2001.

99.5

Fifth Preliminary Report of the Temporary Receiver, dated May 15, 2001.

99.6

Sixth Preliminary Report of the Temporary Receiver, dated October 16, 2001, filed as Exhibit 99.3 to the Company's Form 10-QSB for the quarterly period ended September 30, 2001, and incorporated herein by reference.

(b)  Reports on Form 8-K

       The Company did not file a Form 8-K during the last quarter of the period covered by this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2002

BROADBAND WIRELESS INTERNATIONAL CORPORATION,

a Nevada corporation

By

/s/ Ron Tripp

     Ron Tripp

     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 6, 2002

/s/ Ron Tripp

     Ron Tripp

     President, Secretary, Treasurer, and Director

August 6, 2002

/s/ William Higgins

     William Higgins

     Director

Appendix A

BROADBAND WIRELESS INTERNATIONAL

CORPORATION

Audited Financial Information

March 31, 2002

Clyde Bailey, P.C.

Certified Public Accountant

10924 Vance Jackson #404

San Antonio, Texas 78230

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Formerly Black Giant Oil Company)

INDEX TO FINANCIAL STATEMENTS

        Page

Independent Auditor’s Report

1

Balance Sheets for the years ended

2

     for the years ended March 31, 2002 and 2001

Statements of Operations

3

     for the years ended March 31, 2002 and 2001

Statements of Changes in Stockholders’ Equity

4

     for the years ended March 31, 2002 and 2001

Statements of Cash Flows

5

     for the years ended March 31, 2002 and 2001

Notes to Financial Statements

6

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Broadband Wireless International Corporation

(Formerly Black Giant Oil Company)

We have audited the accompanying balance sheet of Broadband Wireless International Corporation (formally Black Giant Oil Company) as of March 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

On August 11, 2000, Peter B. Bradford (“Receiver”) was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action. The Order appointing Temporary Receiver enjoins all persons and entities … “from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceedings which involves the Receiver or which affect the receivership assets. The company has entered Chapter 11 Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC. The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed. The court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001. The application to reorganize was filed on December 27, 2001 by the firm of Kline, Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

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

Clyde Bailey P.C.

San Antonio, Texas

July 12, 200

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Balance Sheets

March 31, 2002 and 2001

	2002	2001
ASSETS

Current Assets:
Cash	$ 5,502	$ 228,124
Notes Receivable	50,000	147,648
Total Current Assets	55,502	375,772

Investments	1,750	1,750

Fixed Assets:
Office Furniture and Equipment, net	38,400	14,957

Non-Current Assets
Notes Receivable	-	168,522

Other Assets
Net Assets of Discontinued Operations	26,700	26,700
	26,700	26,700
Total Assets	$ 122,352	$ 587,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and accrued liabilities	$ 31,638	$ 57,091
Capital Lease	30,699	-
Notes Payable	75,000	50,000

Total Current Liabilities	137,337	107,091

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.10 par value. 25,000 shares	-	-
authorized, none issued and outstanding
Common Stock, $.0125 par value, 250,000 shares	734,055	832,525
authorized, 58,724,386 and 66,602,016
shares issued and outstanding
Additional paid-in capital	2,814,194	2,614,106
Accumulated deficit	(3,561,833)	(2,964,621)
	(13,585)	482,010
Less Treasury stock (14,184 and 14,184)	(1,400)	(1,400)
Total Stockholders’ Equity	(14,985)	480,610

Total Liabilities and Stockholders’ Equity	$ 122,352	$ 587,701

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Operations

Years Ended March 31, 2002 and 2001

	2002	2001

Revenues:
Revenue	8,704	1,385
Total revenues	8,704	1,385

Operating Expenses:
Salaries	$ 139,000	$ -
Payroll Taxes and Employee Benefits	20,214	-
Promotion and Advertising	-	85,920
Rent	4,065	286
Depreciation Expense	16,975	787
Professional Fees	357,485	82,887
Legal Fees	-	571,454
Consulting	-	121,633
General and Administrative	92,662	79,852
	630,401	942,819
Loss from operations	(621,994)	(941,434)

Other income (expense)
Interest income	7,017	11,021
Other Income	14,000	-
Other Expense	-	(25,000)
Interest expense	(2,500)	(19,854)
Total other expense	18,517	(33,833)
Loss from continuing operations	(603,477)	(975,267)

Discontinued operations
Income from discontinued operations	6,265	2,963
Loss from discontinued operations	-	(344,144)

Total discontinued operations	6,265	(341,181)

Loss before extraordinary items	(597,212)	(1,316,448)

Extraordinary Items	-	476,750
Net Loss	(597,212)	(839,698)

Loss per common share:
From continuing operations	$ 0.010	$ (0.013)
From discontinued operations	$ 0.000	$ (0.004)
From extraordinary items	$ -	$ 0.006

Net Loss	$ (0.010)	$ (0.011)

Weighted average common shares outstanding	61,660,605	79,073,825

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated (Deficit)	Treasury Total	Total

Balance, March 31, 2000	68,376,537	$ 854,707	$1,346,663	$(2,124,923)	$ (1,400)	$ 75,047

Stock Cancelled – 12/20/01	(250,000)	(3,125)				(3,125)
Stock Cancelled – 1/22/01	(9,304,011)	(116,300)				(116,300)
Stock Cancelled – 3/14/01	(271,800)	(3,398)	(42,808)			(46,206)
Stock Cancelled – 3/31/01	(1,380,617)	(17,258)				(17,258)
Stock Cancelled – 5/31/01	(8,525,500)	(106,569)				(106,569)

Total Stock Cancelled	(19,731,928)	(246,649)	(42,808)			(289,457)

Settlement of Inadequate Compensation for Stock			1,111,377			1,111,377

Stock Warrants Converted to Stock - 4/11/00	500,000	6,250	18,750			25,000
Stock Warrants Converted to Stock - 3/15/01	907,407	11,343				11,343
Stock issued per S-8 Filing - 4/26/00	7,250,000	90,625	180,124			270,749
Stock issued for notes and interest - 6/30/00	4,100,000	51,250				51,250
Stock issued for purchase of assets - 4/8/00	4,000,000	50,000				50,000
Stock issued pursuant of Settlement - 3/29/01	1,200,000	15,000				15,000

Net Loss				(839,698)		(839,698)

Balance, March 31, 2001	66,602,016	832,525	2,614,106	(2,964,621)	(1,400)	480,610

Stock Cancelled	(9,150,629)	(114,383)	200,088
Stock Issued	1,272,999	15,912

Net Loss				(597,212)		(597,212)

	58,724,386	734,055	2,814,194	(3,561,833)	(1,400)	(14,984)

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Cash Flows

Years Ended March 31, 2002 and 2001

	2002	2001

Cash Flows from Operating Activities:	$ (597,212)	$ (839,698)
Net Loss
Adjustments to Reconcile net loss to net cash
Provided by (used in) operating activities:
Shares issued for services	-	-
Shares issued for interest	-	1,250
Changes in operating assets and liabilities
Depreciation	16,975	787
Prepaid Expenses	-	-
Accounts payable and accrued liabilities	(25,453)	24,614
Net assets of discontinued operations	-	204,144

Net Cash provided by (used in) Operating Activities	$ (605,690)	$ (608,903)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(40,418)	(15,744)
Notes and Loans Receivable:	-
Advances	-	(271,955)
Collections/Transfers	266,170	1,375
Investments	-	495,750

Net Cash provided by (used in) Investing Activities	$ 225,752	$ 209,426

Cash Flows from Financing activities:
Issuance of common stock		83,250
Advances from officer		(4,925)
Capital Leases	30,699
Note payable	25,000	(62,250)
Settlement of Inadequate Compensation for Stock		1,065,171
Convertible Subordinated Debentures	-	(700,000)

Net Cash provided by (used in) Financing Activities	$ 157,316	$ 381,246

Net Increase (Decrease) in cash and cash equivalents	(222,622)	(18,231)

Cash at beginning of Year	$ 228,124	$ 246,335

Cash at end of Year	$ 5,502	$ 228,124

Supplemental disclosure:
Total Interest paid	$ -	$ 17,354

Non-cash transactions:
(See Statement of Stockholders' Equity)
Shares Issued for Assets	-	4,000,000
Shares Issued for Convertible Debt		4,000,000
Shares Issued for Interest		100,000

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Formerly Black Giant Oil Company)

NOTES TO FINANCIAL STATEMENTS

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Broadband Wireless International Corporation (the “Company”) was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company. The Company was formed for the general purpose of engaging in exploration for oil and gas. More recently, the Company has shifted its activities to acquiring customers for use of its wireless networking system.

Although the Company in November of 1999 executed an Agreement in Principle and Letter of Understanding with Broadcom Wireless Communications Corporation (“Broadcom”), no viable operations resulted in this transaction.

The Company held a shareholders’ meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation. Also, the Company’s shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000. At March 31, 2002, there were 58,724,386 shares of common stock (as adjusted for subsequent cancellations) and no preferred stock is outstanding.

On August 11, 2000, Peter B. Bradford (“Receiver”) was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action. The Order appointing Temporary Receiver enjoins all persons and entities … “from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets.

The company has entered Chapter 11 Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC. The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed. The court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001. The application to reorganize was filed on December 27, 2001 by the firm of Kline, Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered continuing net losses from operations and has a deficit in working capital as of March 31, 2002. As explained above, without a merger partner, the Company has nominal operations. The Company is dependent on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss Per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share.

Statement of Cash Flows

For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 2  -  CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS

The Company has issued convertible debt to a shareholder with an original date of September 22, 1997, and matures September 22, 2001. Interest is at 10% payable quarterly. The debt is convertible to equity at $.02 per share. For the years ended March 31, 2001 and 2000, the Company has issued common stock at $.02 per share as payment for interest. The shareholder also holds a warrant to acquire 1,000,000 shares at $.025 per share. On June 30, 2000, the Company issued 4,100,000 shares to pay the balance of the Convertible Debt and accrued interest. At the time of there was a balance of $50,000 due on the notes payable and $1,250 in accrued interest. The warrants expires in September 2002, but the Company agreed on March 15, 2001 to honor the warrants request of the shareholder to issue 907,407 shares to this shareholder.

During the years ended March 31, 2001 and 2000, the Company's president had advanced certain funds interest free to the Company.. Also, the Company’s president loaned the Company $150,000 to fund the portion of a merger in March of 2000, and further loans of $460,000 to fund the Company in June and July of 2000. That amount has been reduced because of a “short swing profit” of $87,750 described further in these notes. The Company’s president agreed to forgive these loans as a condition of his settlement with the Receiver and the Security and Exchange Commission (“SEC”). The balance of the loans ($422,250) has been recorded in the Stockholders’ Equity section as a “Settlement of Inadequate Compensation for stock.

In April of 2001, the Receiver obtained final settlement with Ivan Webb, the former President, that included cash in the amount of $44,111, 1,720,176 shares of the Company’s stock, gold coins, real estate lots, and working interest in three wells for two years. In September 2001, the Receiver sold some of the real estate with net proceeds of $55,441.

NOTE 3 – CAPITAL LEASES

The Company signed a lease on September 12, 2001 that lease its office equipment and assets purchased for its customers. The lease calls for 36 payments of $1,195.02 being in November 2001. The lease was funded October 10, 2001 in the amount of $33,037 and will be accounted for as a capital lease. The Company has not made any payment on the capital lease since January 2002 and is currently in default of the lease. The outstanding amount of $30,699 is being shown as a current liability since the lease is in default.

Note 4  -  INCOME TAXES

At March 31, 2001, the Company had net operating loss carryforwards totaling approximately $2,417,784 available to reduce future taxable income through the year 2017. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

The Company has deferred tax assets amounting to approximately $465,300 and $285,500 at March 31, 2002 and 2001, respectively, related to the net operating loss carryforwards. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.

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

As explained in Note 1, the net oil and gas assets of the discontinued operations are reported in the accompanying balance sheet as net assets of discontinued operations as of March, 2001 and 2002. Following is a summary of these net assets:

1

2002

             Assets:

Other Oil Properties

26,700

 26,700

              Total assets

        $   26,700

       $   26,700

Net assets

        $   26,700

       $    26,700

The Company had intended to form a subsidiary to sell these oil and gas properties, but did not finish the transaction as of March 31, 2002.

The Company sold the oil and gas leases in October 2000 to an individual for $10,000 resulting is a loss of $194,144 included in “Loss from discontinued operations” in the Statement of Operations. For the years ended March 31, 2002 and 2001, a total of $6,265 and $2,963 was received for oil & gas income and is recorded in Income from discontinued operations.

Note 7  -  NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS 141

Goodwill and Other Intangible Assets - In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

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

Note 8 – MERGERS AND ACQUISITIONS

In December 2001, the Company agreed with Entertainment Direct TV, Inc. (EDTV) to merger the two Companies with EDTV being the survivor and the holder of 75% of the issued and outstanding stock of the Company after the merger. EDTV has agreed to provide $250,000 in funding to the Company while in Chapter 11, Debtor in Possession and prior to the plan being approved. EDTV has also committed to provide a $7,000,000 line of credit after the merger. The parties are in the process of getting the plan approved by the stockholders and the bankruptcy court in order for the Company to emerge for Chapter 11 bankruptcy. EDTV has advanced $14,000 for the period ended March 31, 2002 and has been recorded as other income until the plan has been approved.

Note 9 – CONVERTIBLE SUBORDINATED NON-DILUTIVE DEBENTURES

In February of 2000, the Company issued approximately $700,000 in Convertible Non-Dilutive Debentures (“debentures”) due in February 15, 2000 carrying a 12% interest rate to be converted into common stock at 65% of the per share market price on February 4, 2000 at any time prior to the maturity date. As of March 31, 2000, none of the debentures had been converted. The Company planned to use 80% of the proceeds for purposes relating to the proposed operations of GetMore Communications.

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

The Company pursued legal actions on the case was settle on October 17, 2000 and summarized below.

As part of the SEC Lawsuit, on October 17, 2000, the United States District Court for the Western District of Oklahoma issued an order (the "District Court Order")approving the entry of the Company into a certain Settlement Agreement (the "Settlement Agreement"), whereby the Company settled certain lawsuits pending in the District Court of Oklahoma County, as follows:

•

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

•

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

•

Gary Duke, Ron Baker, and GKD, Inc. vs. BroadCom Wireless Communications Corporation, Case No. CJ-2000-4813 (the "Third Civil Action"), wherein Gary L. Duke ("Duke"), Baker, and GKD, Inc. alleged, among other things, claims against BroadCom for conversion and fraud.

In the Settlement Agreement, the Company, AARO, BroadCom, Black Giant and other parties, settled all claims against each other in the First Civil Action, the Second Civil Action, and the Third Civil Action (collectively, the "Settled Claims").  The Company received $400,000 pursuant to the terms of the Settlement Agreement.  In the District Court Order, the District Court found, among other things, that the Settlement Agreement was in the best interest of the Company and was necessary and proper for the collection, preservation and maintenance of receivership assets.

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

Note 10 – GOING CONCERN

The Company has sustained a net loss of $597,212 and a loss from continuing operations of $603,477.  These losses, deterioration of its financial condition and the problems associated with the Company being in Receivership raise substantial doubt about the Company’s ability to continue as a going concern. Further, although the Company has a large cash balance as of March 31, 2001 this balance was extinguished during the month of April 2001.

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

Note 11 – NOTES PAYABLE

In March of 2002, there were two notes payable issued to Signature Motor Cars Inc.(Signature) and David Bernstein (Bernstein) in the amount of $50,000 and $25,000, respectively.

The Signature note is due on demand and carry an interest rate of 10%.  The note to Signature Motor Cars, Inc. remains and accrued interest in the amount of $7,500 was accrued as of March 31, 2002.

The Bernstein note was signed on December 13, 2002 and was originally due on February 13, 2002. The note carries an interest rate of 12% and is secured by the following collateral:

1)

Lot in Palo Pinto Conty

2)

Gold Coins

3)

Oil and Gas Royalties from oil properties in Canada

4)

25% of the Dakoto oil lease in Callaghan County, Texas

5)

Assignment of  the remaining 50% of the  Curtis Wilson Judgment dated October 30, 2001 with an unpaid amount of $50,000.

Note 12 – EXTRAORDINARY ITEM

As discussed in Note 10, the Company received a settlement from AERO Broadband and the Extraordinary Item from March 31, 2000 was recovered with damages in the amount of $476,750 in the year ended March 31, 2001..

Note 13 - LITIGATION

As discussed in Item 3 of the Form 10KSB, the Company is involved in several legal matters relating to the various mergers and transactions performed during the year. Of the legal matters against the Company, no prediction can be made at this time as to the outcome of such proceedings.

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company’s behalf. The Company is unsure of the outcome at this time.

The Receiver through the SEC has initiated several legal actions on behalf of the Company to recover its assets. There are several pending litigations at the present time and the Company cannot predict an outcome at the present time.

The company has entered Chapter 11 Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC. The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed. The court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001. The application to reorganize was filed on December 27, 2001 by the firm of Kline, Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

Note 14 – COMMON STOCK

In April 2000, the Company filed a registration statement on Form S-8, registering an aggregate of 8,000,000 shares issuable in connection with the Company’s 2001 Stock Option Plan.  In fact, the Company now believes that, among other things, the substantial majority of the 7,250,000 shares issued pursuant to the Form S-8 filing (the “S-8 Shares”), much of which has been publicly resold, have not been registered under Section 5(a) of the Securities Act and that it was unlawful to sell such shares in interstate commerce; and many of the persons who received and sold the S-8 Shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8.

The Company through its Receiver settled with several individuals that had either received the S-8 stock at a low price or had signed a Note Receivable and never paid for the stock yet they had sold the stock. The transactions are summarized as follows:

1)

Don Dixon – Mr. Dixon had executed a promissory note in April of 2000 for $170,000 for 650,000 shares of common stock. He settled with  the Receiver and has paid $2,000. The  note has been written off in the balance sheet as the Company estimates that it will not be collectible.

2)

Curtis Wilson – Mr. Wilson executed a promissory note in April of 2000 for $100,000 for 1,000,000 shares of common stock. He has not paid the promissory note and the Receiver is pursuing collection of the note. Mr. Wilson made a $50,000 payment and also returned 375,000 shares of common stock to the Receiver.

3)

William G. Newhouse III – Mr. Newhouse executed a promissory note in April of 2000 for $293,750 for 2,937,500 share of common stock. He has returned 271,800 shares of common stock and the Receiver has received a judgment in the amount of $247,534.70 that the Company does not consider collectible at the present time and the balance has been written off.

4)

Peter Knollenberg – Mr. Knollenberg executed a promissory note in April of 2000 for $170,000 for 400,000 shares of common stock. The Receiver settled with Mr. Knollenberg in August 2000 for $100,000. The balance of the note has been written off.

5)

Tony Braxton – Mr. Braxton received 1,000,000 shares of common stock for $20,000. The Receiver considered this to be inadequate price for the stock. In December of 2000,  a settlement was obtained that included cash in the amount of $26,000, notes receivable of $233,928 from third parties, 250,000 shares of common stock that was cancelled, and 500 shares of stock, valued at $1,750 that is carried as Investment. The notes receivables were transferred to the Receiver in December 2001 and settlement of fees owed for services performed for the Company while in receivership.

The total amount recorded for the S-8 stock was $792,000. The funds and notes that were received  from the settlements detailed above were used to reduce the cost of the S-8 stock in the stockholders’ equity section of the balance sheet.

In April of 2001, the Receiver obtained final settlement with Ivan Webb, the former President, that included cash in the amount of $44,111, 1,720,176 shares of the Company’s stock, gold coins, real estate lots, and working interest in three wells for two years. The Receiver is awaiting final approval from the Court.

A total of 9,150,629 and 19,731,928 shares of common stock were cancelled during the year and subsequent to March 31, 2002 and 2001 that has been recorded in the balance sheet. The Company expects to cancel more shares in the near future. Most of the common stock cancelled was due to either non-payment of shares or inadequate payment for the common stock.

The Company issued 1,272,999 shares during the year ended March 31, 2002 as part of the agreement to issued shares for the warrants outstanding and for adjustments for shares that were paid and the shares were not received.

NOTE 15 – STOCK BASED COMPENSATION

At March 31, 2002, the Company has non qualified plan options, which are described below.  The Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options.  Under APB Opinion 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income per share as if compensation cost for the Company’s options had been determined in accordance with the fair value based method prescribed in FASB Statement 123.  Under SFAS 123, the value of each option granted during 2002 and 2001 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 6.5%, dividend yield - 0%, volatility – 19.3% and expected life of the option - 5 years.

The Company has issued 3,175,000 stock options to its officers, directors, and related individuals at an option price from $.0625 to $.12 per share. The options were issued from June 2000 to July 2001 and expires five years from the date of grant.

NOTE 15 – STOCK BASED COMPENSATION (CON’T)

Under the accounting provisions of FASB Statement 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

 2002

                    2001

Net Income

     As reported

(   $  597,212 )

(   $  839,698  )

     Pro forma

(  $   689,462 )

(   $  854,698  )

Earnings per share

     As reported

( .010 )

( .011 )

     Pro forma

( .010 )

( .011 )

A summary of the status of the Company’s non-plan options as of March 31, 2002 and 2001, and changes during the years ended on those dates is presented below:

March 31, 2002

                              March 31, 2001

Outstanding at

Beginning of year

    150,000

$ 0.0625

-0-

     $ 0.00

Granted

3,025,000

   0.08

        150,000

    0.0625

Exercised

  -

        -

                   -

         -

Forfeited

        -

                   -

         -

Outstanding at

 the end of year

3,175,000

$ 0.08

         150,000

 $ 0.0625

Options exercisable

   at year end

3,175,000

$ 0.08

         150,000

 $ 0.0625

Note 16 – NOTES RECEIVABLE

The Company had recorded $147,648 as a current assets and $168,522 as a non current asset for the notes receivable it has obtained through settlement with shareholders for the year ended March 31, 2001.  The details of the notes receivable are as follows:

Don Dixon

   $   50,000

S-8 Stock Promissory Note

Curtis Wilson

        62,500

S-8 Stock Promissory Note

Whittenburg

        74,223

Braxton Settlement

Flagg

        33,378

Braxton Settlement

Able Moving Service

        78,070

Braxton Settlement

Copenhaver

        18,000

Braxton Settlement

Total

                 $  316,171

Current Notes Receivable                     (147,649)

Non-Current Notes Receivable           $  168,522

The Dixon and Wilson notes are demand notes for the S-8 stock that was received in April of 2000. The notes have been adjusted based on the Company’s and the Receiver’s prediction of collectibility. No interest has been accrued for these notes.

The other four notes are part of a settlement from Toni Braxton. The Whittenburg note was originally dated May 26, 2000 in the amount of $74,718 and calls for monthly payments of $849.07 for 244 months at an interest rate of 12.5%. The note was assigned in December 2000 and three payments were collected by the Company as of March 31, 2001.

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

These notes were transferred to the Receiver as settlement for the unpaid fees in December 2001. The plan was approved the federal judge in discharging the receivership and prior to the company filing a Chapter 11 plan.

There are other receivables for services of wireless products that have not been billed since January 2002. No receivables were recorded in these financial statements since they have not been billed and are not currently expended to be collected.

Note 17 – SETTLEMENT OF INADEQUATE COMPENSATION FOR STOCK

The Receiver sold an auto for $27,000 and a home for $188,564 that belonged to an unrelated party that received common stock without payment. Since the funds did not belong directly to the Company, the funds are being recorded as directly into stockholders’ equity. Other items have been placed in this section such as the forgiveness of debt from Ivan Webb, and miscellaneous funds received from related entities. These transactions occurred during the year ended March 31, 2001.

Note 18 – OTHER EVENTS

On December 21, 2000, the Board of Directors of the Company appointed Albie Shaffer, Ron Tripp and William Higgins to vacant positions on the Board of Directors of the Company, in accordance with its Bylaws. Later on December 21, 2000, Ivan Webb and Howard B. Siegel resigned from the Board of Directors of the Company. Neither Mr. Webb nor Mr. Siegel stated that their resignations were precipitated by a disagreement with the Company or any matter relating to the Company's operations. On December 28, 2000 the Board of Directors of the Company terminated Ivan Webb as President and Chief Executive Officer of the Company and also elected Albie L. Shaffer to Chairman of the Board of Directors and appointed Ron Tripp to the position of Secretary and Treasurer of the Company and appointed Ron D. Harris as Chief Operating Officer.  Mr. Harris resigned in September of 2001 as Chief Operating Officer. After Ron Harris resigned, Dr Ron Tripp resigned as Secretary/Treasurer of the Board of Directors, assumed the office of President of the Company, and served as a member of the Board of Directors.

Note 19 – SUBSEQUENT EVENTS

In July of 2002, the Company received final approval of the plan of reorganization from the shareholders and the bankruptcy court.

#