Form 10QSB
period 2002-06-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2002-08-16
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

June 30, 2002

Commission File No. 0-08507?

BroadBand Wireless International Corporation

--------------------------------------------

(Name of small business issuer in our charter)

Black Giant Oil Company

------------------------------------

(Former Name of small business issuer)

Nevada	75-1441442
------------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

211 N. Robinson, Ste 1750, Oklahoma City, OK	73102
------------------------------------------------------------	--------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	405-272-5711

----------------------------------------------------------------

Company’s telephone number(if changed) 405-321-8530

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No

The number of shares of our common stock, par value $0.0125, outstanding as of June 30, 2002:  58,724,386

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – June 30, 2002	3
	Statement of Operations
	- Three Months Ended June 30, 2002, and 2001	4
	Statement of Cash Flows
	- Three Months Ended June 30, 2002, and 2001.	5
	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures	12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Balance Sheets

	June 30	March 31
	2002	2002
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 289	$ 5,502
Notes Receivable	50,000	50,000
Total Current Assets	50,289	55,502

Investments	1,750	1,750

Fixed Assets:
Office Furniture and Equipment, net	36,480	38,400

Other Assets
Net Assets of Discontinued Operations	26,700	26,700
Total Other Assets	26,700	26,700
Total Assets	$ 115,219	$ 122,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and accrued liabilities	$ 102,950	$ 31,638
Notes Payable	75,000	75,000
Capital Lease	30,699	30,699

Total Current Liabilities	208,649	137,336

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.10 par value. 25,000 shares	-	-
authorized, none issued and outstanding
Common Stock, $.0125 par value, 250,000 shares	734,055	734,055
authorized, 58,724,366 and 58,724,366
shares issued and outstanding
Additional paid-in capital	2,814,194	2,814,194
Accumulated deficit	(3,640,279)	(3,561,833)
	(92,030)	(13,584)
Less Treasury stock (14,184 shares)	(1,400)	(1,400)
Total Stockholders’ Equity	(93,430)	(14,984)

Total Liabilities and Stockholders’ Equity	$ 115,219	$ 122,352

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Operations

	June 30	June 30
	2002	2001
	(Unaudited)	(Unaudited)

Revenues:
Revenue	-	2,388
Total revenues	-	2,388

Operating Expenses:
Salaries	$ 1,656	$ 67,100
Payroll Taxes and Employee Benefits	-	8,461
Rent	-	2,635
Depreciation	1,920	748
Professional Fees	62,000	168,891
Travel	-	4,009
General and Administrative	14,469	34,650
	80,045	286,494
Loss from operations	(80,045)	284,106

Other income (expense)
Interest income	9	2,916
Other Income	1,000	-
Interest expense	(1,875)	(1,250)
Total other expense	(866)	1,666
Loss from continuing operations	(80,911)	(282,440)

Discontinued operations
Income from discontinued operations	2,465	2,779
Loss from discontinued operations	-	-

Total discontinued operations	2,465	2,779

Net Loss	(78,446)	(279,661)

Loss per common share:
From continuing operations	$ (0.001)	$ (0.005)
From discontinued operations	$ -	$ (0.001)

Net Loss	$ (0.001)	$ (0.006)

Weighted average common shares outstanding	58,724,386	58,906,494

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Cash Flows

	June 30	June 30
	2002	2001
	(Unaudited)	(Unaudited)

Net Loss	$ (78,446)	$ (279,661)
Cash Flows from Operating Activities:
Adjustments to Reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,920	748
Changes in operating assets and liabilities
Accounts Receivable	-	(1,990)
Notes Receivable	-	-
Accounts payable and accrued liabilities	71,313	84,967
Net assets of discontinued operations	-	-

Net Cash provided by (used in) Operating Activities	$ (5,213)	$ (195,936)

Cash Flows from Investing Activities:
Collection of Notes Receivable	-	258
Purchase of Fixed Assets	-	(12,762)
Investments	-	-

Net Cash provided by (used in) Investing Activities	$ 225,752	$ (12,504)

Cash Flows from Financing activities:
Issuance of common stock	-	-
Proceeds from Webb Settlement	-	44,171

Net Cash provided by (used in) Financing Activities	$ -	$ 44,171

Net Increase (Decrease) in cash and cash equivalents	(5,213)	(164,269)

Cash at beginning of Year	$ 5,502	$ 228,124

Cash at end of Year	$ 289	$ 63,855

Supplemental disclosure:
Total Interest paid	$ -	$ 12,000

Non-cash transactions:
Shares Issued for Assets	-	-
Shares Issued for Services	-	-
Shares Issued for Notes Receivable	-	5,237,500
Shares Issued for Convertible Debt	-	4,000,000
Shares Issued for Interest	-	100,000

Broadband Wireless International Corporation

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 1 – GENERAL

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

On August 11, 2000, Peter B. Bradford (“Receiver”) was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action. The Order appointing Temporary Receiver enjoins all persons and entities … “from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets.”

The company entered Chapter 11 Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC. The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed. The court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001. The application to reorganize was filed on December 27, 2001 by the firm of Kline, Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

NOTE 2 – BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended March 31, 2003. The March 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s registration statement on Form 10KSB, as amended.

Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, “Reporting Costs of Start-up Activities” (“SOP 98-5”).  SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 3 – COMMON STOCK

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

The Company also has filed several legal actions against former officers and directors for the actions performed in the Company’s behalf. The Company is unsure of the outcome at this time. The Receiver through the SEC has initiated several legal actions on behalf of the Company to recover its assets. There are several pending litigations at the present time and the Company cannot predict an outcome at the present time

NOTE 5 – CAPITAL LEASES

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

Note 6 – MERGERS AND ACQUISITIONS

In December 2001, the Company agreed with Entertainment Direct TV, Inc. (EDTV) to merge the two Companies with EDTV being the survivor and the holder of 75% of the issued and outstanding stock of the Company after the merger. EDTV has agreed to provide $250,000 in funding to the Company while in Chapter 11, Debtor in Possession and prior to the plan being approved. EDTV has also committed to provide a $7,000,000 line of credit after the merger. The parties are in the process of getting the plan approved by the stockholders and the bankruptcy court in order for the Company to emerge for Chapter 11 bankruptcy. EDTV has advanced $16,800 as of the period ended June 30, 2002 and has been recorded as other income until the plan has been approved.

Note 7 – NOTES PAYABLE

In June of 2002, there were two notes payable issued to Signature Motor Cars Inc.(Signature) and David Bernstein (Bernstein) in the amount of $50,000 and $25,000, respectively.

The Signature note is due on demand and carry an interest rate of 10%.  The note to Signature Motor Cars, Inc. remains and accrued interest in the amount of $8,750 was accrued as of June 30, 2002.

The Bernstein note was signed on December 13, 2002 and was originally due on February 13, 2002. The note carries an interest rate of 12% and is secured by the following collateral:

1)

Lot in Palo Pinto County

2)

Gold Coins

3)

Oil and Gas Royalties from oil properties in Canada

4)

25% of the Dakoto oil lease in Callaghan County, Texas

5)

Assignment of the remaining 50% of the Curtis Wilson Judgment dated October 30, 2001 with an unpaid amount of $50,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

Note 9 – SUBSEQUENT EVENTS

In July of 2002, the Company received final approval of the plan of reorganization from the shareholders and the bankruptcy court.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Company to locate and recover assets of the Company; (ii) the ability of the Company to complete a business combination or merger; (iii) the ability or inability to continue operations using the Business Plan. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The Company’s main activity for the last three months has involved the acquisition of Entertainment Direct.TV, Inc. (“EDTV”) pursuant to the plan of reorganization submitted to the bankruptcy court on May 7th of 2002 and as amended and filed on June 6, 2002.  The Company expects the completion of this acquisition to occupy most of the Company’s attention until the acquisition is completed.  At that time, EDTV will have controlling and operating interest in the Company and will execute its business plan, which is the marketing of entertainers, athletes and celebrities as indicated in the plan of reorganization submitted to the bankruptcy court on May 7th of 2002 and as amended and filed on June 6, 2002.

Finances

The Company requires immediate external funding. EDTV has proposed in the aforementioned plan the necessary funding to operate the Company. Funding from EDTV will be required to operate the Company. In an agreement signed in December of 2001 EDTV agreed to commit $250,000 to the Company during the bankruptcy proceeding. There are no other commitments in place that will assure funds adequate for the Company’s minimum operating needs. If the funds do not become available the Company might have to cease operations.

Results of Operations:

The net loss experienced by the Company for the three months ended June 30, 2002 was $78,446 compared with $279,661 for the three months ended June 30, 2001.  The decrease in loss is due to a general lowering in the rate of Company activity, specifically in operations.  In the period ending June 30, 2001, the Company was heavily involved in its bankruptcy proceedings.  Those proceeding now appear to be nearing their end.  The Court approved the plan of reorganization in July 0f 2002.

This reduced activity is also reflected in the lower loss from continuing operations: $80,911 for the period ended June 30, 2002, compared with $282,440 for the period ended June 30, 2001.  There were large decreases in salaries, $1,656 for the period ending June 30, 2002 compared with $67,100 for the period ending June 30, 2001 for the same reason.

Especially noteworthy was the decrease in professional fees.  These totaled $62,000 for the period ending June 30, 2002 and $168,891 for the period ending June 30, 2001.  This reflects the reduced need for outside professional support now that the bankruptcy proceeding is nearing conclusion.

One more significant line item is also attributable to a reduction in overall activity:  general and administrative expense was reduced to $14,469 for the period ending June 30, 2002, compared with $34,650 for the period ending June 30, 2001.

Bankruptcy

On July 30, 2002, the Company received final approval of the plan of reorganization from the bankruptcy court, Judge Richard J. Bohanon of the Western District Court of Oklahoma.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in several legal matters relating to the various mergers and transactions performed during the year. Of the legal matters against the Company, no prediction can be made at this time as to the outcome of such proceedings.

The legal proceedings involving the Company are described by the 10-KSB report filed by the Company on August 7, 2002, which discussion is incorporated herein by reference.

The principal legal issue facing the Company is the conduct of its bankruptcy proceeding in Federal Count.  The current status of the proceeding is disclosed above under Management Discussion and Analysis and is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In June of 2002, Security holder were ask to vote by proxy on the plan of reorganization as submitted on June 6, 2002 to the Western District Court of Oklahoma, Judge Richard J. Bohanon. The vote was nearly unanimous in its support of the plan of reorganization.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  Exhibits

     --------

None

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

Date: August 15, 2002.