Form 10QSB
period 2002-09-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2002-11-25
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

September 30, 2002

Commission File No. 0-08507?

BroadBand Wireless International Corporation

--------------------------------------------

(Name of small business issuer in our charter)

Black Giant Oil Company

------------------------------------

(Former Name of small business issuer)

Nevada	75-1441442
------------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

5375 S. Procyon Avenue, Las Vegas, Nevada	89118
------------------------------------------------------------	--------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	702-944-3388

----------------------------------------------------------------

Company’s telephone number(if changed) 702-944-3388

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No

The number of shares of our common stock, par value $0.0125, outstanding as of September 30, 2002: 220,465,720

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – September 30, 2002	3
	Statement of Operations
	- Three Months Ended September 30, 2002, and 2001	4
	Statement of Cash Flows
	- Three Months Ended September 30, 2002, and 2001.	5
	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BROADBAND WIRELESS INTERNATIONAL CORPORATION. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$9,691
Note receivable	50,000
Total current assets	59,691

PROPERTY AND EQUIPMENT, net	424,794

OTHER ASSETS	28,450

$512,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$153,678
Bank overdraft	151,802
Notes payable	105,699
Total current liabilities	411,179

STOCKHOLDERS' DEFICIT
Preferred Stock, $.10 par value. 25,000,000 shares
authorized, none issued and outstanding	-
Common Stock, $.0125 par value, 250,000,000 shares authorized,
220,465,720 shares issued and outstanding	734,055
Treasury stock, 14184 shares of common stock	(1,400)
Accumulated deficit	(630,899)
Total stockholders' deficit	101,756

$512,935

<Page 3>

BROADBAND WIRELESS INTERNATIONAL CORPORATION. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period		For the nine month	From March 8, 2001
	ended September 30,		period ended	(inception) to
	2002	2001	September 30, 2002	September 30, 2001

Net revenue	$330,913	$50,875	$749,378	$209,287

Operating expenses	437,401	108,849	945,336	226,998

Income (loss) from Operations	(106,488)	(57,974)	(195,958)	(17,711)

Non-Operating Income (expense):
Bad debts	(150,000)		(150,000)	-
Other income	-	-	747	(5,000)
Total non-operating income (expense)	(150,000)	-	(149,253)	(5,000)

Loss before income tax	(256,488)	(57,974)	(345,211)	(22,711)

Provision for income tax	-	-	-	-

Net loss	(256,488)	(57,974)	(345,211)	(22,711)

Basic and diluted net loss per share	$(0.001)	$(0.000)	$(0.002)	$(0.000)

Basic and diluted weighted average shares outstanding	221,524,386	220,788,827	221,881,028	220,647,828

Basic and diluted weighted average shares outstanding have been restated for 2001 to effect the recapitalization upon reverse merger on August 29, 2002.

<Page 4>

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Cash Flows

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month	From March 8, 2001
	period ended	(inception) to
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(345,211)	$(22,711)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	80,000	30,000
(Increase) decrease in current assets:
Other assets	(28,450)	(99,000)
Prepaid expenses
Deposits
Increase (decrease) in current liabilities:
Accounts payable and accrued expense	124,598
Bank overdraft	59,715	92,684
Total Adjustments	235,863	23,684
Net cash provided by (used in) operating activities	(109,348)	973

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(36,260)	(973)
Net cash used in investing activities	(36,260)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on note receivable	49,500	-
Proceed from loan	105,699	-
Net cash provided by financing activities	155,199	-

NET INCREASE IN CASH & CASH EQUIVALENTS	9,591	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	100	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,691	$-

<Page 5>

BROADBAND WIRELESS INTERNATIONAL CORPORATION & SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Broadband Wireless International Corporation (the “Company”) was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company. The Company was formed for the general purpose of engaging in exploration for oil and gas. During the year ended March 31, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during 1999-2000, the Company decided to discontinue those operations and sold the majority of these discontinued assets in October 2000.

In November 1999, the Company executed an Agreement in Principle and Letter of Understanding with Broadcom Wireless Communications Corporation ("Broadcom"). Pursuant to the Letter of Understanding, the Company, in principle, agreed to be acquired by Broadcom. Except for the issuance of 4,400,000 shares of common stock for $55,000, each of the other stock issuances described in the Letter of Understanding, totaling 48,000,000 shares, were made based on the representations of Broadcom and Knight that Broadcom either had valuable assets to exchange for such stock, or had the rights to acquire such assets. Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately canceled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom. Immediately after the stock issuances, Broadcom owned of record approximately 64% of the outstanding common stock of the Company, and until May of 2000, exerted control of the Company. In February 2000, the Company changed the name from Black Giant Oil Company to Broadband Wireless International Corporation.

On June 22, 2000, the Securities and Exchange Commission ("SEC") issued an order directing a private investigation of the Company's stock issuances to Broadcom relating to potential violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, as amended (the "Securities Act"), Section 19(b) and 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rules 10b-5, 12b-20, 13(a) 11 and 13a-13 there under. On August 11, 2000, the SEC filed a complaint in the United States District Court for the Western District of Oklahoma (the "Court") against the Company and Ivan W. Webb ("Webb"), the then President and Director of the Company, and others, including Knight, Broadcom, and certain other entities affiliated with the Broadcom Group. The SEC Lawsuit alleges various violations of federal securities laws and seeks preliminary and permanent injunctive relief, disgorgement and civil monetary penalties. In connection with the filing of the SEC Lawsuit, the SEC obtained an emergency, ex parte order appointing a temporary receiver, Peter Bradford (the "Temporary Receiver"), for the Company and a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets.

The company entered Chapter 11 Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC. The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed. The court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001. An application to reorganize was filed on December 27, 2001 on behalf of the company.

In July of 2002, the Company received final approval of the plan of reorganization from the shareholders and the bankruptcy court.

On August 29, 2002 the Company announced the completion of the merger with Entertainment Direct TV (EDTV), a Nevada corporation, in accordance with the reorganization plan confirmed by the Federal Court on July 30, 2002. Under the plan, the Company acquired 100% of the issued and outstanding stock of EDTV from its shareholders in exchange for EDTV's shareholders acquiring 75% of the Company's outstanding equity securities. EDTV was incorporated on March 8, 2001.

The Company’s shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000.

<Page 6>

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended March31, 2002 were filed on August 7, 2002 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Broadband Wireless International Corporation (BWIC), and its 100% wholly owned subsidiary, Entertainment Direct TV, Inc. (EDTV).  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquisition of EDTV on August 29, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of EDTV control the majority of the outstanding shares of common stock of the Company immediately following the acquisition.  The historical results for the three-month period ended September 30, 2002 and the period from March 7, 2001 (inception) to September 30, 2002 include EDTV and BWIC (from the acquisition date), while the historical results for the three-month and nine month period ended September 30, 2001 include only BWIC.

NOTE 4 - RECENT PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 144, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

<Page 7>

Restructuring)."  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.  The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

NOTE 5 – COMMON STOCK

In April of 2001, the Receiver obtained final settlement with Ivan Webb, the former President that included cash in the amount of $44,111, 1,720,176 shares of the Company’s stock, gold coins, real estate lots, and working interest in three wells for two years. In September 2001, the Receiver sold some of the real estate with net proceeds of $55,441.

A total of 7,695,522 shares of common stock were cancelled during the quarter ended June 30, 2001 that has been recorded in the balance sheet in addition to the Webb settlement. The Company expects to cancel more shares in the near future. Most of the common stock cancelled was due to either non-payment of shares or inadequate payment for the common stock.

During the quarter ended September 30, 2002, the Company issued 163,338,010 to the former shareholders of EDTV (note 7).

NOTE 6 – CAPITAL LEASES

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

NOTE 7 –ACQUISITION

On August 29, 2002 the Company announced the completion of the merger with Entertainment Direct TV (EDTV) in accordance with the reorganization plan confirmed by the Federal Court on July 30, 2002. Under the plan, the Company acquired 100% of the issued and outstanding stock of EDTV from its shareholders in exchange for EDTV's shareholders acquiring 75% of the Company's outstanding equity securities. EDTV has committed to provide a $7,000,000 line of credit after the acquisition. The Company has agreed to issue 175,418,260 share of common stock in exchange of 100% outstanding shares of EDTV. After issuance of all the shares, the Company will have 232,545,970 shares outstanding. Through September 30, 2002, the Company has issued 163,338,010 shares in this regard.

Entertainment Direct.TV, Inc. is head quartered in Las Vegas, NV and has been created to leverage the Internet to deliver entertainment products and information to targeted consumers enabling them to participate in the lifestyle of their favorite entertainer, whether an athlete or artist.

NOTE 8 – LITIGATIONS

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Management of the Company does not believe the outcome of these litigations will have material impact on the financial condition of the Company.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the three-month and nine-month

<Page 8>

periods ended September 30, 2002 and 2001.

The Cash flow statement for the period from March 8, 2001 to September 30, 2001, does not include the effect of acquisition of property and equipment amounting $237,201 in exchange of share capital.

The Cash flow statement for the nine-month period ended September 30, 2002, does not include the effect of acquisition of shares in EDTV and issuance of 163,338,010 shares of common stock.

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month and nine month period ended September 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $630,899 on September 30, 2002. The Company’s total liabilities exceeded the total assets by $351,488 as of September 30, 2002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended September 30, 2002, towards management of liabilities and improving the operations. In that regard, the Company acquired majority interest in EDTV on August 29, 2002 (note 7). The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

<Page 9>

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

Plan of Operation

 Following the bankruptcy plan approval on July 30, 2002 and the subsequent merger with Entertainment Direct.TV, Inc., the company plans to operate as Entertainment Direct.TV, Inc. with two business lines. The first is the Entertainment Service Provider or ESP. The second is the operation of the Soundstage in Las Vegas owned by the company.

Finances

Currently the company is continuing to seek external funding.  It will have to raise additional funds in the next twelve months.

The external funding that is being sought will enhance the companies liquidity in both the short and long term. Negotiations are ongoing.  Management expects these negotiations to result in a significant inflow of capital.  There is however no firm commitment at the present time.  If these negotiations should prove fruitless, and if management can find not other source of funding, the Company may be forced to reduce operations or even cease operations entirely.

There are currently no internal sources of liquidity. External sources of liquidity are expected shortly.

There no commitments for capital expenditures at this time

The focus of the company has been in exiting bankruptcy and subsequently in seeking external funding. This emphasis has slowed the pace of new business acquisition and development.

Results of Operations

The net loss experienced by the Company for the three months ended September 30, 2002 was $256,488 compared with $57,974 for the three months ended September 30, 2001.  The increase in loss is due to a write-off of $150,000 for bad debt and a general increase of corporate activity surrounding the reverse acquisition of EDTV.  The completed acquisition of EDTV was announced on August 29, 2002.  (See “NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS”)

<Page 10>

This increased activity and the $150,000 write-off is also reflected in the higher loss reflected in the nine-month numbers: $195,958 for the period ended September 30, 2002, compared with $17,711 for the period ended September 30, 2001.  Although this latter comparative is not truly valid as the prior numbers begin at an inception date which is a lesser period of time than the current 9 months.

The Company received loans of $105,699 from insiders, affiliates, and potential shareholders.  These funds along with $124,598 in accounts payable and accrued expenses were used to fund operations in the period ending September 30, 2002.

Bankruptcy

On July 30, 2002, the Company received final approval of the plan of reorganization from the bankruptcy court, Judge Richard J. Bohanon of the Western District Court of Oklahoma.

Acquisition

On August 29, 2002, the Company announced the acquisition of EDTV.

<Page 11>

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed, The Chapter 11 bankruptcy proceeding is in progress. On July 30, 2002, the court confirmed the plan offered.  Hearings continue on several claims that are being contested by the debtor, Broadband.

As called for in the plan, the merger with EDTV was completed on August 29, 2002. EDTV and Keith McAllister are the subject of a complaint by Payroll Solutions, Inc. that was filed on May 21, 2002. A summary judgment was issued on July 2, 2002 for a total of $49,198.89.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Subsequent to last 10QSB for the period ended June 30, 2002, the Shareholders of Entertainment Direct.TV in accordance with the merger agreement and plan of reorganization confirmed by the bankruptcy court on July 30, 2002, were issued  shares of the Company’s Common Stock.  As of September 30, 2002, 163,338,010 shares had been issued in exchange for EDTV’s shares.

Registration is exempt due to Rule 1145 of the bankruptcy code for all shares issued except for affiliates and insiders of the newly combined company.

Shareholders of EDTV who are affiliates or insiders included in the above issuance received shares that are restricted under paragraph 144.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

<Page 12>

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  Exhibits

     --------

None

(b)  Reports on Form 8-K

     -------------------

On September 4, 2002 the Company filed a Current Report on Form 8K disclosing the Merger of the Company with EDTV.

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

Date: November 19, 2002.

<Page 13>