Form 10QSB
period 2002-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2003-03-17
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

December 31, 2002

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

Yes  X       No

The number of shares of our common stock, par value $0.0125, outstanding as of March 1, 2003: 220,465,720

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – December 31, 2002	3
	Statement of Operations
	- Three Months Ended December 31, 2002, and 2001	4
	Statement of Cash Flows
	- Three Months Ended December 31, 2002, and 2001.	5
	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	11

	Signatures	11

	SARBANES-OXLEY CERTIFICATION	12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BROADBAND WIRELESS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31, 2002	March 31, 2002

CURRENT ASSETS:
Cash & Equivalents	$ 5,231	$ 8,314
Investments	120,000	-
Notes Recievable	50,000	50,000
Total current Assets:	175,231	58,314

PROPERTY AND EQUIPMENT, net	321,143	420,513

OTHER ASSETS	28,450	26,700
	$524,824	$505,527

LIABILITIES AND DEFICIENCY STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable &
Accrued liabilities	$393,592	$74,735
Notes payable	115,699	105,699

Total current liabilities	509,291	180,434

DEFICIENCY IN SHAREHOLDERS’
EQUITY

Preferred Stock, $.10 par value, 25,000,000 and 10,000,000 shares authorized at December 31, 2002 and March 31, 2002, none
issued and outstanding	-	-
Common Stock, $.0125 par value, 250,000,000 And 100,000,000 shares authorized at December 31, 2002 and March 31, 2002
220,465,720 and 58,724,386 shares issued
and outstanding at December 31, 2002 and
March 31, 2002	2,755,822	734,035
Additional Paid-in Capital	8,939,369	2,814,194
Accumulated Deficit	(11,678,258)	(3,221,736)
Less: treasury Stock	(1,400)	(1,400)
Deficiency in Shareholders’ Equity	15,533	325,093
	$ 524,824	$ 505,527

See the accompanying notes

<Page 3>

BROADBAND WIRELESS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three month period Ended December 31,	For the nine month period Ended December 31,

	2002	2001	2002	2001

Revenue	$45,900	$126,697	$591,272	$233,536

Operating Expenses	(503,353)	146,419	1,171,749	877,301
Loss from Operations	(457,453)	(19,722)	(580,477)	(643,765)

Other income (expense)	-	1,247	(866)	4,517
Loss from continuing operations	(457,453)	(18,475)	(581,343)	(639,248)

Income from Discontinued operations
Operations	-	1,024	2,465	4,907

Goodwill Impairement	(7,877,644)	-	(7,877,644)	-
Net Loss	$(8,335,097)	$(17,451)	$(8,456,522)	$(634,341)

Loss per common share from continuing operations	(.06)	(.00)	(.06)	(.01)
Loss per common share from discontinued operations	-	(.00)	(.00)	(.00)

Weighted average common shares outstanding	139,595,005	58,724,386	139,595,005	58,724,386

See accompanying notes

<Page 4>

BROADBAND WIRELESS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month period Ended December 31, 2002	For the nine month period Ended December 31, 2001

Net Cash provided by (used in) operating activities:	$3,083	$8,314

Net cash provided by (used in) investing activities:	-	-

Net cash provided by (used in) financing activities:	-	-

Net increase (decrease) in cash and cash equivalents:	3,083	-

Cash and cash equivalents at the beginning of the period	8,314	0

Cash and Cash equivalents at the end of the period	$5,231	$8,314

See the accompanying notes

<Page 5>

BROADBAND WIRELESS INTERNATIONAL CORPORATION & SUBSIDARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

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

In November 1999, the Company executed an Agreement in Principle and Letter of Understanding with Broadcom Wireless Communications Corporation (“Broadcom”).  Pursuant to the Letter of Understanding, the Company, in principle, agreed to be acquired by Broadcom.  Except for the issuance of 4,400,000 shares of common stock for $55,000, each of the other stock issuances described in the Letter of Understanding totaling 48,000,000 shares were made to exchange for such stock, or had the rights to acquire such assets.  Although 15,000,000 shares of the 48,000,000 shares remained in escrow with the Company (and were ultimately canceled in June 2000) pending receipt of documentation that Broadcom had in fact acquired such assets, an aggregate 33,000,000 shares of common stock were actually delivered to Broadcom.  Immediately after the stock issuances, Broadcom owned of record approximately 64% of the outstanding common stock of the Company, and until May of 2000, exerted control of the Company.  In February 2000, the Company changed the name from Black Giant Oil Company to Broadband Wireless International Corporation.

On June 22, 2000, the Securities and Exchange Commission (“SEC”) issued an order directing a private investigation of the Company’s stock issuances to Broadcom relating to potential violations of Section 5(a), 5(c) and 17(a) of the Securities Act of 1933, as amended (the “Securities Act”), Section 19(b) and 13(a) 11 and 13a-13 there under.  On August 11, 2000, the SEC filed a complaint in the United States District Court for the Western District of Oklahoma (the “Court”) against the Company and Ivan W. Webb (“Webb”), the then President and Director of the Company, and others, including Knight, Broadcom, and certain other entities affiliated with the Broadcom Group.  The SEC Lawsuit alleges various violations of federal securities laws and seeks preliminary and permanent injunctive relief, disgorgement and civil monetary penalties.  In connection with the filing of the SEC Lawsuit, the SEC obtained an emergency, ex parte order appointing a temporary receiver, Peter Bradford (the “Temporary Receiver”), for the Company and a temporary restraining order enjoining the defendants from further violations of the federal securities laws and freezing their assets.

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

On August 29, 2002 the Company announced the completion of the merger with Entertainment Direct TV (EDTV), a Nevada corporation, in accordance with the reorganization plan confirmed by the Federal Court on July 30, 2002.  Under the plan, the Company acquired 100% of the issued and outstanding stock of EDTV from its shareholders in exchange for EDTV’s shareholders acquiring 75% of the Company’s outstanding equity securities.  EDTV was incorporated on March 8, 2001.

The Company’s shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000.

<Page 6>

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended March 31, 2002 were filed on August 7, 2002 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year’s presentation.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Broadband Wireless International Corporation (BWIC) and its 100% wholly owned subsidiary, Entertainment Direct TV, Inc. (EDTV).  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquisition of EDTV on August 29, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of EDTV control the majority of the outstanding shares of common stock of the Company immediately following the acquisition.  The historical results for the three-month period ended December 31, 2002 and the period from March 7, 2001 (inception) to December 31, 2002 include EDTV and BWIC (from the acquisition date)

NOTE 4 – RECENT PRONOUNCEMENTS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.

In May 2002, the Board issued SFAS No. 145, rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  SFAS 145 rescinds the automatic treatment of gains and losses from the extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  The provisions of SFAS 145 related to the rescission of FASB 4 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged.  The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.  The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

NOTE 5 – COMMON STOCK

In April of 2001, the Receiver obtained final settlement with Ivan Webb, the former President that included cash in the amount of $44,111, 1,720,176 shares of the Company’s stock, gold coins, real estate lots, and working interest in three wells for two years.  In September 2001, the Receiver sold some of the real estate with net proceeds of $55,441.

<Page 7>

A total of 7,695,522 shares of common stock were cancelled during the quarter ended June 30, 2001 that has been recorded in the balance sheet in addition to the Webb settlement.  The Company expects to cancel more shares in the near future.  Most of the common stock cancelled was due to either non-payment of shares or inadequate payment for the common stock. six

NOTE 6 – CAPITAL LEASES

The Company signed a lease on September 12, 2001 that lease its office equipment and assets purchased for its customers.  The lease calls for 36 payments of $1,195.02 beginning in November 2001.  The lease was funded October 10, 2001 in the amount of $33,037 and will be accounted for as a capital lease.  The Company has not made any payment on the capital lease since January 2002 and is currently in default of the lease.  The outstanding amount of $30,699 is being shown as a current liability since the lease is in default.

NOTE 7 - ACQUISITION

On August 29, 2002 the Company announced the completion of the merger with Entertainment Direct TV (EDTV) in accordance with the reorganization plan confirmed by the Federal Court on July 30, 2002.  Under the plan, the Company acquired 100% of the issued and outstanding stock of EDTV from its shareholders in exchange for EDTV’s shareholders acquiring 75% of the Company’s outstanding equity securities.  EDTV has committed to provide $7,000,000 line of credit after the acquisition.  The Company has agreed to issue 175,418,260 shares of common stock in exchange for 100% outstanding shares of EDTV.  After issuance of all the shares, the Company will have 232,545,970 shares outstanding.  Through December 31, 2002, the Company has issued 163,338,010 shares in this regard.

Entertainment Direct TV, Inc. is headquartered in Las Vegas, NV and has been created to leverage the Internet to deliver entertainment products and information to targeted consumers enabling them to participate in the lifestyle of their favorite entertainer, whether an athlete or artist.

NOTE 8 – LITIGATION

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business.  Management of the Company does not believe the outcome of this litigations will have material impact on the financial condition of the Company.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. and employs the condensed method

The Company paid $0 for income tax and interest during the three-month period ended December 31, 2002.

The Cash Flow Statement for the period April 1, 2002 to December 31, 2002, does not include the effect of acquisition of property and equipment amounting to $237,201 in exchange of share capital.

NOTE 10 – BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended December 31, 2002 were determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 11 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $11,678,258 on December 31, 2002.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the next twelve months.  Management devoted considerable effort during the period ended December 31, 2002 towards management of liabilities and improving the operations.  In that regard, the Company acquired majority interest in EDTV on August 29, 2002 (note 7).  The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

<Page 8>

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

Results of Operations

The net loss experienced by the Company for the three months ended December 31, 2002 was $8,335,097 compared with $17,451 for the three months ended December 31, 2001.  The increase in loss is due to a charge of $7,877,644 taken for Goodwill Impairment.  The completed acquisition of EDTV was announced on August 29, 2002.  (See “NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS”)

This Goodwill Impairment charge of $7,877,644 is also reflected in the higher loss shown in the nine-month numbers: $8,456,522 for the period ended December 31, 2002, compared with $634,341 for the period ended December 31, 2001.  Although this latter comparative is not truly valid as the prior numbers begin at an inception date which is a lesser period of time than the current 9 months.

Bankruptcy

On July 30, 2002, the Company received final approval of the plan of reorganization from the bankruptcy court, Judge Richard J. Bohanon of the Western District Court of Oklahoma.

Acquisition

On August 29, 2002, the Company announced the acquisition of EDTV.

<Page 9>

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

<Page 10>

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  Exhibits

     --------

None

(b)  Reports on Form 8-K

     -------------------

None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934,

the registrant caused this report to be signed on its behalf by the undersigned,

thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

                                            By:  /s/  Ron Tripp

                                              ---------------------------------

                                                      Ron Tripp

                                                      President

Date: March 13, 2003.

<Page 11>

CERTIFICATION PURSUANT TO SECTIONS 906 AND 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Ron Tripp,

And I Michael Williams certify that:

1. I have reviewed this quarterly report on Form 10-Q of BROADBAND WIRELESS INTERNATIONAL CORPORATION, Inc. for the quarter ended December 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 13, 2003.

/s/ Ron Tripp

Ron Tripp

Chief Financial Officer

/s/ Michael Williams

Michael Williams

Chief Executive Officer

<Page 12>