Form 10KSB
period 2003-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2003-08-19
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

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

Yes  X                No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. -X-.

Registrant's revenues for its most recent fiscal year were

As of August 6, 2003, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $3,747,917.

As of August 6, 2003 there were 220,465,720 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes              No   X

FORM 10-KSB

TABLE OF CONTENTS

Item 1. Description of Business.

3

Item 2. Description of Property.

4

Item 3. Legal Proceedings.

5

Item 4. Submission of Matters to Vote of Security Holders.

5

PART II

6

Item 5. Market for Common Equity and Related Stockholder Matters.

6

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 7. Financial Statements.

7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

8

PART III

8

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

                         With 16(a) of the Exchange Act

8

Item 10. Executive Compensation.

9

Item 11. Security Ownership of Certain Beneficial Owners and Management.

9

Item 12. Certain Relationships and Related Transactions.

9

Item 13. Exhibits and Reports on Form 8-K.

9

Signatures

10

APPENDIX A

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

     On December 27, 2001 the Company filed an application to reorganize under Chapter 11 of the Bankruptcy Code. On May 7, 2002 the Company filed a disclosure statement pursuant to 11 U.S.C.  1125 and a proposed plan of reorganization pursuant to 11 U.S.C.  1121. The reorganized Company will have the authority to issue additional equity securities to meet future requirements, which would further dilute the position of parties in interest that are to receive or retain under the plan equity securities in the reorganized Company.

On July 23, 2001, the board of directors appointed Dr. Tripp as president of the Company and the board appointed William Higgins, also a director of the Company, as treasurer. The Company's board of directors actively supervises the operations of the Company.

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

On February 28, 2003 BBAN received a 100 Million USD Insurance Guarantee Bond from Enhancement Holdings, LLC currently held in Custodian safekeeping by Republic Bank and Trust in Norman, Oklahoma for credit enhancement purposes.  The receipt of the bond is the first step in an agreement with Enhancement Holdings, LLC and Stanley Holdings Business Trust to provide liquidity to Broadband Wireless International Corporation.  Enhancement Holdings, LLC a privately held company along with Stanley Holdings Business Trust are engaged in the business of corporate financing, business consulting, debt instrument financing, international trade and asset enhancement. Paul Harris is the Chairman and CEO of Enhancement Holdings, LLC and Ben Stanley is the Chairman and CEO of the Stanley Holdings Business Trust. Under the agreement Enhancement Holdings, LLC will receive 3 board seats on the BBAN board and a ranking equity position upon liquidity.

Mission

BBAN will seek to proactively increase revenue and awareness of our client's products or services by marketing to the highest qualified niche audience, primarily online. We are successful when our clients have increased their customer base, their sales per customer and/or the frequency of their customer transactions. In other words, we are successful when our clients have made more money.

Item 2. Description of Property.

The company moved the corporate offices to 2304 N. Interstate Drive, Norman, Oklahoma, in May 2002.

Item 3. Legal Proceedings.

There were no new legal issues during the Last Quarter of 2002.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON EQUITY

The Company's common stock trades on the OTC Bulletin Board under the symbol "BBAN." Prior to February 2000, the Company's common stock was traded on the OTC Bulletin Board under the symbol "BGOC." On August 6,2003,  the closing bid price for the common stock was $0.017 per share. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through March 31, 2003. Because the common stock trades on the OTC Bulletin Board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.

     The number of beneficial holders of record of the common stock of the Company as of the close of business on --------------, was approximately ----------.

DIVIDENDS

     The Company has not paid cash dividends on our common stock since our inception. The Company does anticipate paying dividends by the 3rd quarter to the next fiscal year.

RECENT ISSUANCE OF COMMON STOCK

     As of March 31, 2003, 175,418,260 shares had been issued in exchange for EDTV's shares. Registration is exempt due to Rule 1145 of the bankruptcy code for all shares issued except for affiliates and insiders of the newly combined company. Shareholders of EDTV who are affiliates or insiders included in the above issuance received shares that are restricted under paragraph 144.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Receiver to locate and recover assets of the Company; (ii) the appointment of officers for the Company; (iii) the ability of the Company to enter into a business combination or merger; (iv) the ability or inability to continue operations using the Business Plan; (v) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (vi) anticipated financial performance; (vii) ability to comply with the Company's general working capital requirements; (vii) the outcome of the various lawsuits; and (viii) the cancellation of shares of the Company's common stock issued without consideration or in violation of applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Revenues

Total revenues of the Company for the 12 months ended March 31, 2003, and 2002, were $23,800 and $29,721 respectively, a decrease of $5,921.

Operating Expenses

Operating expenses of the Company for the 12 months ended March 31, 2003, and 2002 were $121,169 and $626,933.

Liquidity and Capital Resources

The Company currently has a $100,000,000.00 (One hundred Million USD) Insurance Guarantee for credit enhancement purposes with which to implement the Business Plan, the Company believes that the current resources available to the Company, along with the anticipated revenues from the wireless services contracts, will finance the activities of the Company until bankruptcy exit during the second quarter of 2003.

Item 7. Financial Statements.

The financial statements of the Company are incorporated by reference from pages F-1 through F-11 of the attached Appendix, and include the following:

Financial Statements of Broadband Wireless International Corporation

(1) Reports of Independent Auditors	F-2
(2) Balance Sheets as of March 31, 2003 and 2002	F-3
(3) Statements of Operations for Years Ended March 31, 2003 and 2002	F-5
(4) Statements of Changes in Stockholders' Equity for Years Ended March 31, 2003 and 2002	F-7
(5) Statements of Cash Flows for Years Ended March 31, 2003 and 2002	F-9
(6) Notes to Financial Statements for Years Ended March 31, 2003 and 2002	F-11

Item 8. Changes in Accounting and Financial Disclosure.

      Prior to the 3rd Quarter filing the Company's Board of Directors approved the engagement of independent accountants James R. Bonzo Accounting to replace the accounting firm of Clyde Bailey CPA.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With 16(a) of the Exchange Act

      The following information is furnished for each person who serves as a director of the Company as of Thursday, August 07, 2003. The Board of Directors currently consists of 6 (six) members, Dr. Ron Tripp, and William Higgins, Keith McAllister, Ben Stanley, Paul Harris and John Walsh.

Dr. Ron Tripp, Director.  Dr. Tripp is a chiropractic physician with a private practice in Norman, Oklahoma. He serves as President of the Oklahoma Board of Chiropractic Examiners, the state regulatory and enforcement commission. He serves on the nine member Executive Committee of the Federation of Chiropractic Licensing Boards and is a delegate to the National Board of Chiropractic Examiners. He is President of USA Judo and a member of the Board of Directors of the United States Olympic Committee. Dr. Tripp is a former representative and President of U.S. Operations of the Mendel Japan Corporation based in Tokyo, Japan

William Higgins Esq, Director. Mr. Higgins practices law in Claremore, Oklahoma, with his practice focusing on business litigation and other trial work services. He previously served as Assistant District Attorney from 1974 through 1977 and has since been in private practice. Mr. Higgins is a member of the Oklahoma Trial Lawyers Association, American Bar Association and the Association of Trial Lawyers of America.

Keith McAllister, Director. Mr. McAllister is an entrepreneur with a vast history of successful ventures. He is the CEO and Co-Chair of Mobile Wireless Security. He is past President of Entertainment Direct TV and was responsible for the development of strategic opportunities for the company. Prior to co-founding EDTV, Mr. McAllister was CEO of Dudley Bernichi Diamonds in Cape Town, South Africa, exporting investment grade diamonds from South Africa to North America. Mr. McAllister developed his international business experience as a restaurateur and nightclub owner of five properties in Detroit, Toronto, and Cape Town.

John Walsh, Director.  Mr. Walsh is Vice Chairman & Senior Executive Vice President of Enhancement Holdings, LLC and GHW Group, LLC. From 1997-2000 he served as Controller, Birmingham Southeast, LLC a subsidiary of Birmingham Steel Corporation.  Prior to that Mr. Walsh has more than 25 years of experience in several industries, i.e., Molded Rubber, Chemicals, Fibers, PVC Film and Consulting.  His experience includes more than 18 years with Hoechst Corporation, a Fortune 100 Company, with ever increasing responsibilities. He last served as Director of Financial Administration at its PVC Film Division.

Ben Stanley, Director.  Mr. Stanley is the trustee for Stanley Holdings Business Trust. He has been in corporate finance for 18 years. He specializes in the originations of commodities and futures.

Paul Harris, Director.  Mr. Harris is the founder and Chairman of Enhancement Holdings and GHW Group. His experience includes corporate financing, bond originations, business consulting, debt instrument financing, international trade and asset enhancement. He has consulted for 3 fortune 500 companies and arranged financing to the sum of 475 Million USD.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTS; BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

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

Item 10. Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the Chief Operating Officer (the "Named Executive Officers"), 2002 unless indicated.

No Executives received any compensation in fiscal year ending 2002.

DIRECTOR COMPENSATION

No Directors received any compensation in fiscal year ending 2002.

EMPLOYMENT AGREEMENTS

The Company has no employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP

The Company has no new security Ownership of Beneficial Owners or Management during the 4th quarter of 2002.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

       (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-11.

       (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit Number

Exhibit

23

Consent of James R. Bonzo C.P.A.

The Company did not file a Form 8-K during the last quarter of the period covered by this Report.

Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thursday, August 07, 2003

BROADBAND WIRELESS INTERNATIONAL CORPORATION,

a Nevada corporation

By

/s/ Ron Tripp

     Ron Tripp

     Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

/s/ Ron Tripp

     Ron Tripp

     Director

            /s/ William Higgins

     William Higgins

      Director

APPENDIX A

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Financial Statements

Year ended April 1, 2002 to March 31, 2003

Contents

Report of Independent Auditors

Financial Statements

      F-2

Balance Sheet

 F-3

Statements of Operations

 F-5

Statements of Stockholders' Equity

 F-7

Statements of Cash Flows

F-9

Notes to Financial Statement

                                                                    F-11

BROADBAND WIRELESS  INTERNATIONAL CORPORATION

Report on Audit of

Financial Statements and

Supplemental Information

For the Years Ended

December 31, 2003 and 2002

Prepared by

James R. Bonzo CPA

4086 Spring Leaf Drive

Las Vegas, NV  89147

(702) 367-4483

TABLE OF CONTENTS
Page No.

REPORT OF INDEPENDENT PUBLIC ACCOUNT

FINANCIAL STATEMENTS

Statement of Assets	2

Statement of Liabilities & Equity	3

Statement of Revenue & Expenses	4

Statement of Cash Flows	5

SUPPLEMENTAL INFORMATION

Notes to Financial Statements	6-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Broadband Wireless Corporation (formerely Black Giant Oil Corporation)

I have audited the accompanying balance sheet of Broadband Wireless Corporation (formerly Black Giant Oil Corporation.. as of year ended March  31, 2003 and 2002 and the related statements of income and cash flows (and changes in corporations'  equity) (and analysis of net worth) for the year then ended.  These financial statements are the responsibility of Broadband Wireless Corporation (formerly Black Giant Oil Corporation.'s  management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards  .  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

My opinon is based on the March 31, 2003 and 2002and 2001 audit of Broadband Wireless Corporation (formerly Black Giant Oil Corporation. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadband Wireless Corporation (formerly Black Giant Oil Corporation as of March 31, 2003 and 2002, and the results of its operations and its cash flows and its (analysis of net worth/changes in corporation's equity) for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supporting information included in the report (shown on pages 2 to 7) are presented for the purposes of additional analysis and are not a required part of the basic financial statement of  Broadband Wireless International Corporation (Formerly Block Grant Oil Company).  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

James R. Bonzo, CPA

Tin 88-0257376

Las Vegas, NV  89147

August 15, 2003

BROADBAND WIRELESS INTERNATIONAL CORPORATION
STATEMENT OF ASSETS
March 31, 2003 and 2002

CURRENT ASSETS		March 31, 2003	March 31, 2002

Cash and cash equivalents		$(134,440)	$5,502
Mortgage loans Receivable		(33,800)	50,000

TOTAL CURRENT ASSETS		(168,240)	55,502

INVESTMENTS		0	1,750

Furniture & Fixtures	$100,000		56,162
Computer Software	50,000		0
Computer Equipment	52,115		0
Vehicles	258,000		0
	-
TOTAL FIXED ASSETS	460,115		56,162

LESS: Accumulated Depreciation	(40,119)		(17,762)

NET FIXED ASSETS		419,996	38,400

OTHER ASSETS

Net Assets of Discontinued Operatons		0	26,700
			26,700

TOTAL ASSETS		$251,756	$122,352

See accompanying accountant report
	2

BROADBAND WIRELESS INTERNATIONAL CORPORATION
STATEMENT OF LIABILITIES & CAPITAL
March 31, 2003 and 2002

LIABILITIES AND CAPITAL

LIABILITIES
CURRENT LIABILITIES		March 31, 2003	March 31, 2002

Accounts payable and accrued expenses		$41,568	$31,638
Capital Lease		0	30,699
Notes Payable		0	75,000
		-	-
TOTAL CURRENT LIABILITIES		41,568	137,337

TOTAL LIABILITIES		41,568	137,337

CAPITAL

Common Stock,		445,547	734,055
Additional Paid-in Capital		10,000	2,814,194
Retained Earnings-(Deficit)		(245,359)	(3,561,833)
Less: Treasury Stock		.	(1,400)
		-	-
TOTAL CAPITAL		210,188	(14,984)

		-	-
TOTAL LIABILITIES & CAPITAL		$251,756	$122,353

See accompanying accountant report
	3

BROADBAND WIRELESS INTERNATIONAL CORPORATION
STATEMENT OF REVENUE, EXPENSE AND RETAINED EARNINGS

INCOME AND EXPENSE		Year Ended		Year Ended
		March 31, 2003		March 31, 2002

Brokerage Fees Earned		$23,800		$8,704
Interest Income		0		7,017
Other Income		0		14,000
NET REVENUE		23,800		29,721

GROSS PROFIT		23,800		29,721

EXPENSES

Advertising		$4,100		0
Automobile Expense		11,380		0
Bank Charges		1,889		0
Depreciation		65,731		16,975
Discontinued Operations Expenses		0		6,265
General & Administrative Expense		0		92,662
Interest Expense		0		2,500
Legal & Professional		1,500		345,152
Office Supplies		5,713		0
Payroll Taxes & Employee Benefits		0		20,214
Rent		0		4,165
Repairs		3,859		0
Salaries		0		139,000
Subcontractors		23,471		0
Travel		3,526		0

TOTAL EXPENSES		121,169		626,933
				-
NET INCOME (LOSS)		(97,369)	$	(597,212)

BEGINNING RETAINED EARNINGS		(72,097)		(3,561,833)

ENDING RETAINED EARNINGS		$(169,466)		$(72,097)

See accompanying accountant report
	4

BROADBAND WIRELESS INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS
PERIOD FROM 03-01-2001 To 03-31-2003

			Period ended	Period ended
			03/31/03	03/31/02
Cash flows from operating activities

Net Income			(97,369)	(597,212)

Plus: depreciation			65,731	16,975

Change in Accounts Payable & Accrued Expenses			16,200	(25,453)

Cash flows from Operating activities			(15,438)	(605,690)

Cash flows from from invedting activities activities

Fixed Assets	Collections/Transfers		(403,953)	(40,418)
Collections/Transfers			0	266,170

Net Cash provided (Used) by investment activities			(403,953)	225,752

Cash flows from financing activities

Change in Capital Leasses			(26,000)	30,699
Change in notes payable			290,011	25,000

Net Cash provided (used) by financing activities			264,011	55,699

Net Cash provided (used) during fiscal year Ended March 31, 2002 and 2001			(139,942)	(551,160)

Cash at start of period			5,502	556,662

Cash at end of period			$(134,440)	$5,502

See accompanying accountant report
		5

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(FORMERLY BLACK GIANT OIL COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Broadband Wireless International Corporation (the "Company") was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company.  The "Company" was formed for the general purpose of engaging in exploration for oil and gas.  More recently, the Company has shifted its activities to acquiring customers for use of its wireless networking system.

Although the Company in November of 1999 executed an Agreement in Principle the Letter of Understanding with Broadcom Wireless Communications Corporation ("Broadcom"), no viable operations resulted in this transaction.

The Company held a shareholders' meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation.  Also, the Company's shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000.

On August 11, 2000, Peter B. Bradford ("Receiver") was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action.  The Order appointing Temporary Receiver enjoins all persons and entities... " from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets.

The company has entered Chapter 11.  Reorganization following the exit from the Federal Receivership and the dismissal of actions by the SEC.  The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed.  The Court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001.  The application to reorganize was filed on December 27, 2001 by the firm of Kiline, Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has suffered continuing net losses from operations and has a deficit in working capital as of March 31, 2003.  As explained above, without a merger  partner, the Company has nominal operations.  The Company is dependent on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

 6

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(FORMERLY BLACK GIANT OIL COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Net Loss Per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides different method of calculating earnings per share that was formerly used in APB Opinion 15.  SFAS 128 provides for the calculation of basic anddiluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.  The Company was required to adopt this standard in the fourth quarter of calendar 1997.  Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share.

Statement of Cash Flows

For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The "Company" accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates, expected to be in effect when such amounts are realized or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE B - CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS

The Company has issued convertible debt to a shareholder with an original date of September 22, 1997, and matures September 22, 2001.  Interest is at 10% payable quarterly.  The debt is convertible to equity at $.02 per share.  For the years ended March 31, 2001 and 2000, the Company has issued common stock at $.02 per share as payment for interest.  The shareholder also holds a warrant to acquire 1,000,000 shares at $.025 per share.  On June 30, 2000, the company issued 4,100,000 shares to pay the balance of the Convertible Debt and accrued interest.  At the time there was a balance of $50,000 due on the notes payable and $1,250 in accrued interest.  The warrants expired in September 2002, but the Company agreed on March 15, 2001 to honor the warrants request of the shareholder to issue 907,407 shares to this shareholder.

7

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(FORMERLY BLACK GIANT OIL COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

NOTE C - CAPITAL LEASES

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

NOTE D - INCOME TAXES

At March 31, 2001, the Company had net operation loss carryforwards totaling approximately $2,417,784 available to reduce future taxable income through the year 2017.  Due to changes in control of the Company, these carryforwards are limited on an annual basis.

The Company has deferred tax assets related to the net operating loss carryforwards.  The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions.  Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company invests its cash and certificates of deposit primarily in deposits with major banks.  The Company has not incurred loses related to its cash.

Fair Value of Financial Instruments

The following disclose of the estimed fair value of financial instruments is made in accordance with the requirements of SFAS no. 107, Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, accounts payable and convertible debt approximated carrying value due to short-term maturity of the instruments.

NOTE F - GOING CONCERN

The Company has sustained a net loss.  Theses losses, deterioration of its financial condition and the problems associated with the Company being in Receivership raise substantial doubt about the Company's ability to continue as a going concern.  Further, although the Company has a large cash balance as of March 31, 2001 this balance was extinguished during the month of April 2001.

In December 2000, the Board of Directors considered a business plan (the "Business Plan") , which plan described an Internet site provider business operation in the greater Oklahoma City geographical market.  The Company conducted test application of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma.  These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan.  In February 2001, the Receiver submitted the business plan to the Court for approval.  The Company received Court approval on February 7, 2001 to immediately commence with business operations pursuant to the business plan.

8