Form 10QSB
period 2003-06-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2003-09-02
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

August 28, 2003

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2003 to June 30, 2003.

Commission File Number 0-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	75-1441442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2304 North Interstate Drive, Norman, OK 73072

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 702-562-4177

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

Yes

X                No

Registrant's revenues for its most recent fiscal year were $23,800

Outstanding Common Stock as of June 30, 2003, 220,466,057 @ $.0125 par value per share.

As of close of business on August 28, 2003, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $.023.

Transitional Small Business Disclosure Format (check one): Yes              No   X

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – June 30, 2003
	Statement of Assets	3
	- Three Months Ending June 30, 2003
	Statement of Operations	4
	- Three Months Ending June 30, 2003
	Notes to Financial Statements	5-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-8

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities and Use of Proceeds.	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

	Signature	10

2 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BroadBand Wireless International Corporation

Consolidated Balance Sheet

June 30, 2003

(Un-Audited)

Statement of Assets

Quarter End

Year End

                                                June 30,

March 31,

1

  2003

(Unaudited)   (Audited)

Current assets:

  Cash and cash equivalents                    (-123,560)  (-134,440)

  Mortgage Loan receivable

  (-33,800)   (-33,800)

  Inventories

--           --

  Other current assets

--           --

                                               ---------    ---------

    Total current assets                       (-157,360)  (-168,240)

Fixed assets:

Office equipment:

   138,400      100,000

  Computer Software                               50,000

  50,000

  Machinery and equipment (computers)

    52,115

  52,115

  Vehicles

   258,000

 258,000

                                               ---------    ---------

  Less accumulated depreciation

  (-40,119)    (-40,119)

                                               ---------    ---------

     Net property, plant and equipment           458,396

 419,996

                                               ---------    ---------

     Total assets                                301,036

 251,756

                                               =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                95,317

  41,568

  Accrued interest payable

--           --

  Accrued payroll expenses

--           --

  Accrued operating expenses

--           --

  Other current liabilities

--           --

                                               ---------    ---------

Total current liabilities                     95,317

  41,568

Deferred liabilities

--           --

  Preferred stock

   445,547

 445,547

  Additional paid-in capital                      10,000

  10,000

  Treasury stock; issued: ___ on  __

--           --

  Unearned compensation

--           --

  Retained deficiency                          (-245,359)   (-245,359)

                                ---------    ---------

   Total Net Income

   (-4,469)

  ---------    ---------

   Total Capital

    205,719

 210,188

  ---------    ---------

Total liabilities and stockholders' equity

    301,036

 251,756

3 of 10

BroadBand Wireless International Corporation

Consolidated Statement of Operations

June 30, 2003

(Un-Audited)

Statement of Operations

Quarter End

Year End

  June 30,

March 31,

   2003

  2003

  (Unaudited)

(Audited)

Net sales:

     108,094

  23,800

Cost of sales:

  Other than depreciation

   and amortization:

--           --

Depreciation and amortization:

--           --

   ---------    ---------

Gross Income:

     108,094

  23,800

Operating Expenses:

Advertising

 --

   4,100

Automobile Expenses

 --

  11,380

Bank Service Charges

923

   1,889

Commissions

      36,396

      --

Legal & Professional

 --

   1,500

Office Supplies

       1,095

   5,713

Repairs & Maintenance

 --

   3,859

Subcontractors

      67,615

  23,471

Stock Transfer Fees

400

      --

Taxes

 --

      --

Telephone

       1,500

      --

Travel

       1,492

   3,526

Miscellaneous

 --

      --

Utilities

       3,122

      --

Start-up and restructuring

  costs and other items

   ---------    ---------

Total Administrative expenses                    112,563      121,169

   ---------    ---------

Operating (loss) income:

    (-4,469)    (-97,369)

Loss from continuing

  operations before income taxes

    (-4,469)    (-97,369)

Provision for income taxes

--           --

  ---------    ---------

Net loss from continuing operations

    (-4,469)    (-97,369)

  ---------    ---------

Net loss

    (-4,469)    (-97,369)

  =========    =========

4 of 10

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FROM THE BOARD OF DIRECTORS

NOTE 1 - DESCRIPTION OF BUSINESS

Broadband Wireless International Corporation (the "Company") is a Nevada corporation that was originally formed on July 23, 1973 for the purpose of engaging in exploration for oil and gas.  From 1986 to 1997, the Company functioned essentially as a "public shell" because it had no operations and continued to be publicly traded.

On December 28, 2002 BBAN the reorganized company entered into a contract with Enhancement Holdings (EHLLC) and Stanley Holdings Business Trust (SHBT). Under the agreement Enhancement Holdings, LLC received 3 board seats on the BBAN 6 person board and a ranking equity position in exchange for collateral for liquidity.

On July 9, 2003 BBAN received a $31 Million USD valued Timber Deed from Stanley Holdings Business Trust currently held in sake keeping at Hancock Bank, Gulfport Mississippi.  The Timber deed is Stage 2 of the agreement with EHLLC and SHBT.

NOTE 2 – BASIS OF PRESENTATION

The accompanying un-audited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended March 31, 2003 were filed on August 19, 2003 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Broadband Wireless International Corporation (BBAN), and its 100% wholly owned subsidiary, Entertainment Direct TV, Inc. (EDTV).

NOTE 4– LITIGATIONS

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Management of the Company does not believe the outcome of these litigations will have material impact on the financial condition of the Company.  There were no new litigations during the first quarter of 2003.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Cash flow statement for the period from June 30, 2003, does not include the effect of acquisition of property and equipment around $1,000,000 USD in exchange of share capital in relation to the Timber Division which will be showed in the second quarter filing.

5 of 10

NOTE 6 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended June 30, 2003 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 7 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue toward profitability. Management denotes considerable effort during the period ended June 30, 2003, towards management of liabilities, improving and start-up of operations. In that regard, the Company entered into a Timber Deed purchase contract on August 11, 2003 with International Paper. The management believes that the above actions will allow the Company to reach profitability during the second quarter of 2003.

6 of 10

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

Overview and plan of Operations

On December 28, 2002 BBAN the reorganized company entered into a contract with Enhancement Holdings (EHLLC) and Stanley Holdings Business Trust (SHBT). Under the agreement Enhancement Holdings, LLC received 3 board seats on the BBAN 6 person board and a ranking equity position in exchange for collateral for liquidity.

On February 23, 2003 BBAN received a 100 Million USD Insurance Guarantee performance policy from Enhancement Holdings, LLC for credit enhancement purposes.  The receipt of the policy is the first step in an agreement with Enhancement Holdings, LLC and Stanley Holdings Business Trust to provide liquidity to BBAN.

On July 9, 2003 BBAN received a $31 Million USD valued Timber Deed from Stanley Holdings Business Trust currently held in sake keeping at Hancock Bank, Gulfport Mississippi.  The Timber deed is Stage 2 of the agreement with EHLLC and SHBT.

On August 11, 2003 the New Board finalized Two Timber purchase contracts with International Paper to begin timber harvesting on the 5,600 acres supported by the timber deed.  The Timber purchase contracts are Stage 3 of the agreement with EHLLC and SHBT.  The contracts holds an annual harvest value of around $3,200,000 Million USD.

On August 12, 2003 BBAN completed the start up phase of the Timber Division located in the Arkansas Pine Plantation, which is stage 4 of the plan of operation of the existing Board of Directors.  The total start-up cost is expected to be around $1,000,000 USD and was largely covered to date by Stanley Holding Business Trust and affiliates. The board of directors has also approved and is in the negotiation stages to acquire a chip mill close to the harvest site.  The purchase of the chip mill will greatly increase the annual harvesting revenues and salvage around 30% in lost harvest.

7 of 10

Finances

The corporation current still holds a Chapter 11 status, but with the existing operations and posted offering the board expects the status to change during the Third Fiscal quarter of 2003.

Results of Operations

The net loss experienced by the Company for the three months ending June 30, 2003 was $(-4,469).

Bankruptcy

The corporation’s status as of June 30, 2003 is Debtor Reconsolidation (Chapter 11).

Acquisition

There was no acquisition during the first quarter of 2003.

8 of 10

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed, The Chapter 11 bankruptcy proceeding is in progress. On June 30 2003 the board voted to approach the court to seek closure of the Chapter 11 during the second quarter of this fiscal year. The motion was passed and will be executed sometime in September.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Subsequent to the last 10KSB for the last fiscal year ending March 31, 2003, Enhancement Holdings, LLC and Stanley Holdings Business Trust in accordance with the agreement dated December 28, 2002 with BBAN and EDTV signed by Keith McAllister, Michael Williams and Dr. Ron Tripp, were issued 20,000,000 shares of the Company’s Common Stock and a Senior note for 40% equity position.

Registration is exempt due to Rule 1145 of the bankruptcy code for all shares issued except for affiliates and insiders of the newly combined company.

Enhancement Holdings, LLC and Stanley Holdings Business Trust received shares that are restricted under paragraph 144.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report (or if marked with an * have been previously filed):

(a) Exhibits

1.1

Sarbanes-Oxley certification

1.2

Sarbanes-Oxley certification

0.1

Sarbanes-Oxley certification

0.2

Sarbanes-Oxley certification

(b) Current Reports filed on Form 8K

*Current Report dated August 28, 2003 disclosing a change of control and a change in auditing accountants.

9 of 10

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

By:  /s/ Ron Tripp

---------------------------------

Ron Tripp

Board Member

By: /s/ Ben Stanley

---------------------------------

Ben Stanley

Board Member

By: /s/ Michael Williams

---------------------------------

Michael Williams

Board Member

Date: August 28, 2003

10 of 10