Form 10QSB
period 2003-09-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2003-11-20
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF1934

For the period ended September 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 000-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	75-1441442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2304 North Interstate Drive, Norman, OK 73072

(Address of principal executive offices) (Zip Code)

702-562-4177

Registrant's telephone number, including area code

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

X

No

Outstanding Common Stock as of September 30, 2003:  205,976,854

Transitional Small Business Disclosure Format (check one): Yes

No   X

<Page 2>

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BroadBand Wireless International Corporation

Consolidated Statement of Assets

September  30, 2003 and 2002

Statement of Assets

	September 30	September 30
	2003	2002

Current assets:
Cash and cash equivalents	(2,047)	9,691
Timber Deeds Receivable	31,173,997
Mortgage Loan receivable	(33,800)	50,000
	-------------	-------------
Total current assets	31,138,150	59,691

Fixed assets:
Office equipment:	100,000	100,000
Computer Software	50,000	50,000
Machinery and equipment (computers)	52,115	52,115
Vehicles	258,000	258,000
	-------------	-------------
Total Fixed Assets	460,115	460,115

Less accumulated depreciation	(72,985)	(35,321)
	-------------	-------------
Net Fixed Assets	387,131	424,794

Other Assets
Liability Bond	0	-
Net Assets of Discontinued Operations	0	28,450
	-------------	-------------
	0	28,450

Total assets	31,525,281	512,935
	=========	=========

<Page 3>

BroadBand Wireless International Corporation

Consolidated Statement of Assets

September  30, 2003 and 2002

Liabilities and Capital

Liabilities

Current liabilities:	September 30	September 30
	2003	2002

Accounts payable and accrued expenses	-	153,678
Capital Lease	-	151,802
Note Payable – Askansas Pine Plantation L.L.C.	2,700,000	105,699
	-------------	-------------
Total current liabilities	2,700,000	411,179

Capital

Common stock	445,546	734,055
Additional paid-in capital	10,000	0
Additional paid-in capital (Timber Deeds)	28,473,997	-
Additional paid-in capital (Stanley Holdings & Associates)	128,332	-
Retained Earnings (Deficit)	(232,595)	(630,899)
Less: Treasury Stock	-	(1,400)
	-------------	-------------
Total Capital	28,825,281	101,756
	-------------	-------------
Total liabilities and stockholders' equity	31,525,281	512,935

<Page 4>

BroadBand Wireless International Corporation

Consolidated Statement of Revenue, Expense and Retained Earnings

September 30, 2003 and 2002

	6 Months Ended	6 Months Ended
	September 30	September 30
	2003	2002

INCOME AND EXPENSE
Brokerage Fees Earned	-	-
Interest Income	-	-
Other Income	54,555	330,913
	-------------	-------------
NET REVENUE	54,555	330,913
	-------------	-------------
GROSS PROFIT	54,555	330,913

Expenses:
Advertising	-	-
Automobile Expenses	2,411	-
Bank Service Charges	2,401	-
Casual Labor	355	-
Depreciation	32,866	-
Discontinued Operations Expenses	-	437,401
General & Administrative Expense	540	-
Commissions	-	-
Legal & Professional	3,000	-
Miscellaneous	-	-
Office Supplies	144	-
Postage and Delivery	74	-
Payroll Taxes & Employee Benefits	-	-
Rent	-	-
Repairs	-	-
Salaries	-	-
Subcontractors	-	-
Travel	-	-
	-------------	-------------
Total Administrative expenses	41,791	437,401
	-------------	-------------
Net Income (Loss)	12,765	(106,488)

BEGINNING RETAINED EARNINGS	(245,359)	-
	-------------	-------------
ENDING RETAINED EARNINGS	(232,595)	(106,488)
	=======	=======

<Page 5>

BroadBand Wireless International Corporation

Consolidated Statement of Cash Flows

Period From 01-01-2002  to 9-30- 2003

	Period Ended	Period Ended
	September 30,	September 30,
	2003	2002
Cash flows from operating activities

Net Income	12,765	(345,211)
Depreciation and amortization:	32,866	80,000
Other Assets:	-	(28,450)
Change in Accounts Payable and Accrued Expenses	(41,569)	184,313
	-------------	-------------
Cash Flow from Operating Activities	4,061	(109,348)

Cash Flow from Investment activities	-	(36,260)

Fixed Assets Collections/Transfers:	-	-
Accounts Receivable Timber Deeds:	(31,173,997)	-
Mortgage Loans Receivable:	-	-
	-------------	-------------
Net Cash provided (Used) by investment Activities	(31,173,997)	(36,260)

Cash flows from financing activities	-	-
Change in Treasury Stock	-	-
Change in Common Stock	-	-
Change in Additional Paid-In Capital	-	-
Change in Additional Paid-In Capital (Tree Deeds)	28,473,997	-
Change in Additional Paid-In Capital (Stanley H. & Ass.)	128,332
Change in Additional Capital Leasses	-	-
Change in notes payable	2,700,000	155,199
	-------------	-------------
Net Cash provided (used) by Financing Activities	31,302,329	155,199

Net Cash provided (used) during
period Ended September 30, 2003 and 2002	132,393	9,591

Cash at start of period	(134,440)	100
	-------------	-------------
Cash at end of period	(2,047)	9,691
	=======	=======

<Page 6>

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(FORMERLY BLACK GIANT OIL COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Broadband Wireless International Corporation (the “Company”) was incorporated in Nevada on July 23, 1973 under the name of Black Giant Oil Company.  The “Company” was formed for the general purpose of engaging in exploration for oil and gas.  More recently, the Company has shifted its activities to acquiring customers for use of its wireless networking system.

Although the Company in November of 1999 executed an Agreement in Principle the Letter of Understanding with Broadcom Wireless Communications Corporation (“Broadcom”), no viable operations resulted in this transaction.

The Company held a shareholders’ meeting in February 2000 to change the name from Black Giant Oil Company to Broadband Wireless International Corporation.  Also, the Company’s shareholders agreed to increase the authorized common shares to 250,000,000 from 100,000,000 and the authorized preferred stock to 25,000,000 from 10,000,000.

On August 11, 2000, Peter B. Bradford (“Receiver”) was appointed Temporary Receiver for the Company in Case No. CIV-00-1375-R in the United States District Court for the Western District of Oklahoma in an Securities and Exchange Commission enforcement action.  The Order appointing Temporary Receiver enjoins all persons and entities…”from in any way disturbing the Receivership assets from filing or prosecuting any actions or proceeding which involves the Receiver or which affect the receivership assets.

The company has entered Chapter 11 reorganization following the exit from the Federal  Receivership and the dismissal of actions by the SEC.  The SEC filed a motion on December 12 with the Federal Court requesting the pending actions against Broadband Wireless be dismissed.  The Court issued its final order approving the motion and removed the Temporary Receiver on December 21, 2001.  The application to reorganize was filed on December 27, 2001 by the firm of Kline, Elliott, Castleberry & Bryant, P.C., on behalf of the company.

Basis of Presentation

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

<Page 7>

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Net Loss Per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 provides different method of calculating earnings per share that was formerly used in APB Opinion 15.  SFAS 128 provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  The Company was required to adopt this standard in the fourth quarter of calendar 1997.  Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share.

Statement of Cash Flows

For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The “Company” accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes” (“SFAS 109”). SFAS 109 utilizes the asset and liability method of computing deferred income taxes.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates, expected to be in effect when such amounts are realized or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE B – CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS

The Company has issued convertible debt to a shareholder with an original date of September 22, 1997, and matures September 22, 2001.  Interest is at 10% payable quarterly.  The debt is convertible to equity at $.02 per share.  For the years ended March 31, 2001 and 2000, the Company has issued common stock at $.02 per share as payment for interest.  The shareholder also holds a warrant to acquire 1,000,000 shares at $.025 per share.  On June 30, 2000, the company issued 4,100,000 shares to pay the balance of the Convertible Debt and accrued interest.  At the time there was a balance of $50,000 due on the notes payable and $1,250 in accrued interest.  The warrants expired in September 2002, but the Company agreed on March 15, 2001 to honor the warrants request of the shareholder to issue 907,407 shares to this shareholder. As of September 30, 2003, litigation of four matters is pending before the United States Bankruptcy Court for the Western District of Oklahoma in the Chapter 11 case styled In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH: (1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Miertschin; (2.) Broadband Wireless International Corporation vs. Wiredzone Property, LP., Adv. No. 02-1203-BH, filled August 30, 2002, by Broadband, it objects to certain claims of Wiredzone Property; (3.) Application for Leave to Withdraw as Counsel of Record, filed on March 31, 2003, by Kline, Kline, Elliott, Castleberry & Bryant, PC; and (4) United States Trustee’s Limited Objection to Application for Leave to Withdraw as Counsel of Record and in the Alternative United States Trustee’s Motion to Dismiss or Convert Case to One Under Chapter 7, filed April 8, 2003.

<Page 8>

NOTE C – CAPITAL LEASES

The Company signed a lease on September 12, 2001 that lease its office equipment and assets purchased for its customers.   The lease calls for 36 payments of $1,195.02 beginning in November 2001.   The lease was funded October 10, 2001 in the amount of $33,037 and will be accounted for as a capital lease.  The Company has not made any payment on the capital lease since January 2002.

NOTE D – INCOME TAXES

At September 30, 2003, the Company had net operation loss carry forwards totaling approximately $156,702 available to reduce future taxable income through the year 2017.  Due to changes in control of the Company, these carry forwards are limited on an annual basis.

The Company has deferred tax assets related to the net operating loss carry forwards.  The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions.  Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company invests its cash and certificates of deposit primarily in deposits with major banks.  The Company has not incurred loses related to its cash.

Fair Value of Financial Instruments

The following disclose of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS no. 107, Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, accounts payable and convertible debt approximated carrying value due to short-term maturity of the instruments.

NOTE F – TIMBER DEEDS

The Company acquired Timber Deeds from Arkansas Pine Plantation, LLC on June 24, 2003 for a total price of $2,700,000.  The Timber Deeds are kept in Hancock Bank in Gulfport, MS.

NOTE G – GOING CONCERN

The Company has sustained net losses.  Theses losses, deterioration of its financial condition and the problems associated with the Company being in Receivership raise substantial doubt about the Company’s ability to continue as a going concern.  Further, although the Company has a large cash balance as of March 31, 2001 this balance was extinguished during the month of April 2001.

In December 2000, the Board of Directors considered a business plan (the “Business Plan”), which plan described an Internet site provider business operation in the greater Oklahoma City geographical market.  The Company conducted test application of the wireless operations described in the Business Plan in Edmond and Norman, Oklahoma.  These tests were successfully completed in December 2000. After reviewing the reports of the tests, the Board of Directors approved the Business Plan.  In February 2001, the Receiver submitted the business plan to the Court for approval.  The Company received Court approval on February 7, 2001 to immediately commence with business operations pursuant to the business plan.

<Page 9>

JAMES R. BONZO

CERTIFIED PUBLIC ACCOUNTANT

4086 Spring Leaf Drive

Las Vegas, NV  89147

Office (702) 367-4483

Fax (702) 367-8864

To the Board of Directors

Broadband Wireless International Corporation

 (formerely Black Giant Oil Corporation)

I have reviewed the accompanying balance sheet of Broadband Wireless International Corporation (formerly Black Giant Oil Corporation.. as of the periods ended September 30,   2003 and 2002 and the related statements of income and cash flows (and changes in corporations’  equity) (and analysis of net worth) for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Broadband Wireless International Corporation (formerly Black Giant Oil Corporation ..

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

James R. Bonzo, CPA

Tin 88-0257376

Las Vegas, NV  89147

November 13, 2003

<Page 10>

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

Overview and Plan of Operations

On December 28, 2002 Broadband Wireless International Corporation (BBAN), the reorganized company, finalized a contract with Enhancement Holdings (EHLLC) and Stanley Holdings Business Trust (SHBT). Under the agreement Enhancement Holdings, LLC received 3 board seats on the BBAN 6 person board and a ranking equity position in exchange for collateral for liquidity.

On February 23, 2003 BBAN received a 100 Million USD Insurance Guarantee performance policy from Enhancement Holdings, LLC for credit enhancement purposes.  The receipt of the policy is the first step in an agreement with Enhancement Holdings, LLC and Stanley Holdings Business Trust to provide liquidity to BBAN.

On July 9, 2003 BBAN received a $31 Million USD valued Timber Deed from Stanley Holdings Business Trust currently held in safe keeping at Hancock Bank, Gulfport Mississippi.  The Timber deed is Stage 2 of the agreement with EHLLC and SHBT.

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

Currently the New Board of Directors believe that our efforts over the past few months have greatly increase shareholder value and will continue to do so into the next decade.

<Page 11>

Finances

The corporation continues in Chapter 11 status. The board expects the status to change during the third quarter of 2003.

There was a change in expenses from discontinued operations from $437,401 to zero for the periods ending September 30, 2002 and September 30, 2003 respectively.  This change reflects one time expenses incurred last year in winding down projects as disclosed in the Company's 10KSB for period ending March 31, 2003.

There was a large increase in Inventories and Accounts Receivables of $31,173,997 vs $0 (zero) for the periods ending September 30, 2002 and September 30, 2003. This change is a direct result of the ledgering of the Timber Deeds.

There was a Decrease in Other Income of $330,913 for the period ending September 30, 2002 vs $54,555 for the period ending September 30, 2003. The $54,555 is a direct result of the core business the Timber Division harvest.

Results of Operations

The Gross Profit achieve by the Company for the three months ending September 30, 2003 was $54,555.

Bankruptcy

The corporation’s status as of September 30, 2003 is Debtor Reconsolidation (Chapter 11).

The court has already dismissed over 100 claims and There are currently only four matters pending before the United States Bankruptcy Court for the Western District of Oklahoma in the Chapter 11 case styled, In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH: (1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Miertschin; (2.) Broadband Wireless International Corporation vs. Wiredzone Property, L.P., Adv. No. 02-1203-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Wiredzone Property; (3.) Application for Leave to Withdraw as Counsel of Record, filed on March 21, 2003, by Kline, Kline, Elliott, Castleberry & Bryant, P.C.; and (4.) United States Trustee’s Limited Objection to Application for Leave to Withdraw as Counsel of Record and in the Alternative United States Trustee’s Motion to Dismiss or Convert Case to One Under Chapter 7 filed April 8, 2003.

Currently the Board of Directors is in negotiations concerning issue (3.) & (4.) above.

Acquisition

There was no acquisition during the Second quarter of 2003.

<Page 12>

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed, The Chapter 11 bankruptcy proceeding is in progress. There are currently four matters pending before the United States Bankruptcy Court for the Western District of Oklahoma in the Chapter 11 case styled, In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH: (1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Miertschin; (2.) Broadband Wireless International Corporation vs. Wiredzone Property, L.P., Adv. No. 02-1203-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Wiredzone Property; (3.) Application for Leave to Withdraw as Counsel of Record, filed on March 21, 2003, by Kline, Kline, Elliott, Castleberry & Bryant, P.C.; and (4.) United States Trustee’s Limited Objection to Application for Leave to Withdraw as Counsel of Record and in the Alternative United States Trustee’s Motion to Dismiss or Convert Case to One Under Chapter 7 filed April 8, 2003.

Currently the Board of Directors is in agreement negotiations concerning issue (3.) above.

On June 30 2003 the board voted to closure of the Chapter 11 during the second quarter of this fiscal year. The motion was passed and is expected to be executed, sometime in November.

Currently the Board of Directors is in negotiations concerning issue (3.) & (4.) above.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Subsequent to the last 10KSB for the last fiscal year ending March 31, 2003, Enhancement Holdings, LLC and Stanley Holdings Business Trust, in accordance with the agreement dated December 28, 2002, with BBAN and EDTV which agreement was signed by Keith McAllister, Michael Williams, and Dr. Ron Tripp, were issued 20,000,000 shares of the Company’s Common Stock. Enhancement Holdings, LLC and Stanley Holdings Business Trust, were also issued a Senior note for a 40% equity position which will be issued upon completion of the total capitalization plan.

Registration of the above mentioned stock is exempt pursuant to Rule 1145 of the bankruptcy code for all shares issued except for affiliates and insiders of the newly combined company.

For the 40% equity position, Enhancement Holdings, LLC and Stanley Holdings Business Trust will receive shares that are restricted under paragraph 144.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1

Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8

On September 2, 2003 the Company filed a Current Report on Form 8-K disclosing a Change in Control and a change in its Certifying Accountant.

On September 10, 2003 the Company filed an amendment to the Current Report on Form 8-KA.

<Page 13>

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

By:  /s/ Paul R. Harris

---------------------------------

Paul R. Harris

Chief Executive Officer

By: /s/ Dr. Ron Tripp

---------------------------------

Dr. Ron Tripp

President

By: /s/ Ben F. Stanley

---------------------------------

Ben F. Stanley

Chief Financial Officer

Date: November 19, 2003

<Page 14>