Form 10QSB
period 2003-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2004-02-19
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	75-1441442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Public Square Adairsville, Georgia 30103

(Address of principal executive office) (Zip Code)

2304 North Interstate Drive, Norman, OK 73072

(Former Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 770-877-3445

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

Yes

X                No

Outstanding Common Stock as of December 30, 2003, 205,976,854 @ $.0125 par value per share.

Transitional Small Business Disclosure Format (check one): Yes              No   X

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – December 31, 2003
	Statement of Assets	3
	Three Months Ending December 31, 2003
	Statement of Revenue, Expense and Retained Earnings	4
	Three Months Ending December 31, 2003
	Statement of Cash Flow	5
	Notes to the Consolidated financial statements From the Board Of Directors	6-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6.	Exhibits and Reports	14

	Signature	15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BroadBand Wireless International Corporation

Consolidated Statement of Assets

June 30, 2003

(Un-Audited)

Statement of Assets

Quarter End

Year End

                                             December 31    December 31

1

  2002

(Unaudited)   (Unaudited)

Current assets:

  Cash and cash equivalents                       66,567

  5,231

  Mortgage Loan receivable

  (-33,800)

 50,000

  Inventories                                 31,067,692          --

  Other current assets

--

 120,000

                                               ---------    ---------

    Total current assets                      31,134,259

175,231

Fixed assets:

Office equipment:

   100,000      321,143

  Computer Software                               50,000

      --

  Machinery and equipment (computers)

    52,115

      --

  Vehicles

   258,000

  28,450

                                               ---------    ---------

  Less accumulated depreciation

  (-72,985)

       0

                                               ---------    ---------

     Net Fixed Assets

           460,115

 349,593

                                               ---------    ---------

     Total assets                             31,594,374

 524,824

                                               =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               28,457           --

  Accrued interest payable

--           --

  Capital Lease

                              --           --

  Noted Payable

                          113,011     115,699

  Other current liabilities                          --      393,592

                                               ---------    ---------

Total current liabilities                    141,468

509,291

Current Equity:

Net Income

    53,487           --

  Common stock

   445,547     2,755,822

  Additional paid-in capital                  31,173,997    8,939,369

  Opening Balance Equity

     6,968           --

  Retained Earnings

     5,502       393,592

  Retained deficiency                          (-232,595) (11,678,258)

Less: Treasury Stock

--

   -1400

                                ---------    ---------

   Total Capital & Equity

 31,396,949

  15,553

  ---------    ---------

Total liabilities and stockholders' equity

 31,594,374

 524,824

<Page 3>

_______________________________________________________________________________

BroadBand Wireless International Corporation

Consolidated Statement of Revenue, Expense and Retained Earnings

September 30, 2003

(Un-Audited)

Statement of Revenue, Expense and Retained Earnings

Quarter End

Year End

                                             December 31,  December 31,

    2003

  2002

  (Unaudited)  (Unaudited)

INCOME AND EXPENSE

Income

     --

    45,900

Brokerage Fees Earned

     --

      --

Interest Income

     --

      --

Income from Timber harvest

   106,305

      --

-------    -------

NET REVENUE

   106,305

    45,900

-------    -------

GROSS PROFIT

   106,305

    45,900

Operating Expenses:

Equipment Rental

       3,053

      --

Automobile Expenses

       7,256

      --

Bank Service Charges

       4,887

      --

Company Expense

       1,167

      --

Depreciation

 --

      --

Discontinued Operations Expenses

 --

      --

General Operating Expenses

      78,658

      --

Postage and Delivery

129

      --

Commissions

 --

      --

Legal & Professional

          --

      --

Office Supplies

         144

      --

Repairs & Maintenance

 --

      --

Subcontractors

         763

      --

Stock Transfer Fees

360

      --

Taxes

 --

      --

Telephone

          --

      --

Travel

       3,935

      --

Miscellaneous

       2,845    (-503,353)

Utilities

          --

      --

Start-up and restructuring

  costs and other items

 --

      --

    ---------    ---------

Total Administrative expenses                     103,974

(-503,353)

    ---------    ---------

Operating Gain/(loss) income:

        2,358    (-457,453)

    ---------    ---------

Goodwill Impairment

 --   (-7,877,644)

    ---------    ---------

Net Gain/(loss) income:

        2,358  (-8,335,097)

BEGINNING RETAINED EARNINGS

    (-232,595)

      --

     ---------   ---------

ENDING RETAINED EARNINGS

    (-230,237)

      --

           =======   =======

<Page 4>

_______________________________________________________________________________

BroadBand Wireless International Corporation

Consolidated Statement of Cash Flow

June 30, 2003

(Un-Audited)

Statement of Cash Flow

Quarter End

Year End

                                              December 31, December 31,

    2003

  2002

  (Unaudited)  (Unaudited)

Net Income:

      2,358         3,083

Cost of sales:

   (103,974)           --

  Other than depreciation

   And amortization:

--            --

Depreciation and amortization:

         --            --

Other Assets:

--            --

Net Cash provided during

Period Ended December 31,2003 and 2002

    157,150

      --

Change in accounts payable

   And accrued expenses:

--            --

   ---------     ---------

Cash flow from operating activities:

     55,534         3,083

Cash Flow from Investment activities:

 --           --

Fixed Assets Collections/Transfers:

 --           --

Accounts Receivable Timber Deeds:

(-31,173,997)          --

Mortgage Loans Receivable:

 --           --

   ---------     ---------

Net Cash provided (Used) by investment

(-31,173,997)          --

Cash flows from financing activities

Change in Additional Paid-In Capital

Change in Additional Paid-In Capital

(Tree Deeds)

  31,173,997

Change in Capital Leases

Change in notes payable

 --           --

   ---------     ---------

Net Cash provided (used)

by financing ACTIVIES:

  31,173,997           --

Net Cash provided (used) during

Period Ended December 31,2003 and 2002

     55,534            --

Cash at start of period

     -2,047

 (-8,314)

   ---------     ---------

  Cash at end of period

     53,487     (-5,321)

<Page 5>

_______________________________________________________________________________

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(FORMERLY BLACK GIANT OIL COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization History

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

<Page 6>

_______________________________________________________________________________

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

NOTE B – CONVERTIBLE DEBT AND RELATED PARTY TRANSACTIONS AND HISTORY

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

As of December 31, 2003, litigation of One matter is pending before the United States Bankruptcy Court for the Western District of Oklahoma in the Chapter 11 case styled In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH: (1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Miertschin

NOTE C – CAPITAL LEASES History

The Company signed a lease on September 12, 2001 that lease its office equipment and assets purchased for its customers.   The lease calls for 36 payments of $1,195.02 beginning in November 2001.   The lease was funded October 10, 2001 in the amount of $33,037 and will be accounted for as a capital lease.  The Company has not made any payment on the capital lease since January 2002.

The company has settled this lease agreement.

NOTE D – INCOME TAXES

At December 31, 2003, the Company had net operation loss carry forwards totaling approximately $156,702 available to reduce future taxable income through the year 2017.  Due to changes in control of the Company, these carry forwards are limited on an annual basis.

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

NOTE F – TIMBER DEEDS

The Company contractually acquired Timber Deeds from Arkansas Pine Plantation, LLC on July 24, 2003 for a total price of $2,700,000.  The Timber Deeds are kept in Hancock Bank in Gulfport, MS.

<Page 7>

_______________________________________________________________________________

NOTE G – Company History and Overview

In the past The Company had sustained net losses due to retained earnings.  Theses losses, deterioration of its financial condition and the problems associated with the Company being in Receivership raise substantial doubt about the Company’s ability to continue as a going concern.  Further, although the Company has a large cash balance as of March 31, 2001 this balance was extinguished during the month of April 2001.

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

<Page 8>

_______________________________________________________________________________

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

During the Third quarter of 2003 the Board has been avidly negotiating the claims on the company And Currently the Board of Directors believe that our efforts over the past few months have greatly increase shareholder value and will continue to do so for years to come.

Presently the corporation holds operating interest in Timber Harvesting, Music and the Film Industries.  There are additional discontinued operational Divisions, which the board feels with the current expansion plan and potential capitol will be restarted in the near future.

<Page 9>

_______________________________________________________________________________

JAMES R. BONZO

CERTIFIED PUBLIC ACCOUNTANT

4086 Spring Leaf Drive

Las Vegas, NV  89147

Office (702) 367-4483

Fax (702) 367-8864

To the Board of Directors

Broadband Wireless International Corporation

 (formerely Black Giant Oil Corporation)

I have reviewed the accompanying balance sheet of Broadband Wireless International Corporation (formerly Black Giant Oil Corporation.. as of the periods ended December 31, 2003 and 2002 and the related statements of income and cash flows (and changes in corporations’  equity) (and analysis of net worth) for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Broadband Wireless International Corporation (formerly Black Giant Oil Corporation ..

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

<Page 10>

_______________________________________________________________________________

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

Overview and plan of Operations

On December 28, 2002 BBAN the reorganized company finalized the contract with Enhancement Holdings (EHLLC) and Stanley Holdings Business Trust (SHBT). Under the agreement Enhancement Holdings, LLC received 3 board seats on the BBAN 6 person board and a ranking equity position in exchange for collateral for liquidity.

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

During the third quarter of 2003 the Timber Division (TD) underwent a training program and the implantations of SOP’s (Standard Operating Procedures), to ensure a safe work environment for the TD’s employees. This is standard business practice for new Timber start-ups to help lower their insurance cost. The Division maintained operations for the second quarter in a row with no accidents what so ever.  The Timber Division now stands ready with ample trained management to implement a major expansion plan. The Board also has been avidly negotiating the claims on the company And Currently the Board of Directors believe that our efforts over the past few months have greatly increase shareholder value.

<Page 11>

_______________________________________________________________________________

Finances

The corporation current still holds a Chapter 11 status, but with the existing operations and posted offering the board expects the status to change during the forth quarter of 2003.

The Large Increase in Assets experienced by the Company for the three months ending December 31, 2003 of $31,594,374 vs $524,824 for the same period ending December 31, 2002, is a direct result of the ledgering of the Timber Deeds.

The Increase in Revenue experienced by the Company for the three months ending December 31, 2003 was $106,305 vs $45,900 for the same period ending December 31, 2002.

The Major Decrease in Net Losses experienced by the Company for the three months ending December 31, 2003 was $0 vs (-$8,335,097) for the same period ending December 31, 2002.

Results of Operations

The Gross Profits experienced by the Company for the three months ending December 31, 2003 was $106,305 vs $45,900 for the same period ending December 31, 2002.

Bankruptcy

The corporation’s status as of December 31, 2003 is Debtor Reconsolidation.

The court has already dismissed over 150 claims and There are currently only one matter pending before the United States Bankruptcy Court for the Western District of Oklahoma, In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH: (1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Miertschin. The corporation filed for a summary judgment during the third quarter and currently awaits judgment.

Acquisition

There were no acquisitions during the Third quarter of 2003.

<Page 12>

_______________________________________________________________________________

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The corporation’s status as of December 31, 2003 is Debtor Reconsolidation.

The court has already dismissed over 150 claims and There are currently only one matter pending before the United States Bankruptcy Court for the Western District of Oklahoma, In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH: (1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002, by Broadband, it objects to certain claims of Miertschin. The corporation filed for a summary judgment during the third quarter and currently awaits judgment.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

<Page 13>

_______________________________________________________________________________

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

31.2

Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8K

None

<Page 14>

_______________________________________________________________________________

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

February 19, 2004

By:  /s/ Paul R. Harris

---------------------------------

Paul R. Harris

CEO

By: /s/ Dr. Ron Tripp

---------------------------------

Dr. Ron Tripp

President

By: /s/ Ben F. Stanley

---------------------------------

Ben F. Stanley

CFO

<Page 15>

_______________________________________________________________________________