Form 10QSB/A
period 2003-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2004-03-01
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – December 31, 2003
	Statement of Assets	3
	Three Months Ending December 31, 2003
	Statement of Revenue, Expense and Retained Earnings	4
	Three Months Ending December 31, 2003
	Statement of Cash Flow	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Use of Proceeds.	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5	Other Information	8

Item 6.	Exhibits and Reports	9

	Signature	10

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BroadBand Wireless International Corporation

Consolidated Statement of Assets

December 31, 2003

(Un-Audited)

Statement of Assets

Quarter End

Year End

                                             December 31    December 31

  2003

  2002

(Unaudited)   (Unaudited)

Current assets:

  Cash and cash equivalents                       66,567

  5,231

  Mortgage Loan receivable

  (-33,800)

 50,000

  Timber Deed Receivables                     31,067,692          --

  Other current assets

--

 120,000

                                               ---------    ---------

    Total current assets                      31,100,459

175,231

Fixed assets:

Office equipment:

   100,000      321,143

  Computer Software                               50,000

      --

  Machinery and equipment (computers)

    52,115

      --

  Vehicles

   258,000

  28,450

                                               ---------    ---------

  Less accumulated depreciation

  (-72,985)

       0

                                               ---------    ---------

     Net Fixed Assets

           387,130

 349,593

                                               ---------    ---------

     Total assets                             31,487,589

 524,824

                                               =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               28,457           --

  Accrued interest payable

--           --

  Capital Lease

                              --           --

  Noted Payable

                        2,706,226     115,699

  Other current liabilities                          --      393,592

                                               ---------    ---------

Total current liabilities                  2,734,683

509,291

Current Equity:

Net Income

    53,487           --

  Common stock

   445,547     2,755,822

  Additional paid-in capital (timber Deeds)   28,473,997    8,939,369

  Opening Balance Equity

     6,968           --

  Retained Earnings

     5,502       393,592

  Retained deficiency                          (-232,595) (11,678,258)

Less: Treasury Stock

--

   -1400

                                ---------    ---------

   Total Capital & Equity

 28,752,906

  15,553

  ---------    ---------

Total liabilities and stockholders' equity

 31,487,589

 524,824

<Page 3>

_______________________________________________________________________________

BroadBand Wireless International Corporation

Consolidated Statement of Revenue, Expense and Retained Earnings

December 31, 2003

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

December 31, 2003

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

Net Cash provided during

Period Ended December 31,2003 and 2002

    157,150

      --

Change in accounts payable

   And accrued expenses:

--            --

   ---------     ---------

Cash flow from operating activities:

     55,534         3,083

Cash Flow from Investment activities:

 --           --

Fixed Assets Collections/Transfers:

   (-146,331)          --

Accounts Receivable Timber Deeds:

(-31,067,692)          --

Mortgage Loans Receivable:

      33,800           --

   ---------     ---------

Net Cash provided (Used) by investment

(-31,180,223)          --

Cash flows from financing activities

Change in Additional Paid-In Capital

(Tree Deeds)

  28,473,997           --

Change in Additional Paid-In Capital

(EHLLC and SHBT)

Change in Capital Leases

Change in notes payable

   2,706,226           --

   ---------     ---------

Net Cash provided (used)

by financing ACTIVIES:

  31,180,223

      --

Cash flow provided from operating

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

<Page 6>

_______________________________________________________________________________

Finances

The corporation current still holds a Chapter 11 status, but with the existing operations and posted offering the board expects the status to change during the forth quarter of 2003.

The Large Increase in Assets experienced by the Company for the three months ending December 31, 2003 of $31,487,589 vs $524,824 for the same period ending December 31, 2002, is a direct result of the ledgering of the Timber Deeds.

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

Acquisition

There were no acquisitions during the Third quarter of 2003. As a result of the failure of EDTV to perform under the terms of the Stock Purchase Agreement, the Board of Directors of BBAN has determined that it is not appropriate to perform a merger with  EDTV resulting, in EDTV being the surviving entity as the Reorganized Company. Therefore the Board has elected not to merge BBAN with EDTV upon exiting its chapter 11 Bankruptcy proceedings, and leave EDTV to remain as a wholly owned subsidiary acquired by BBAN under the Stock Purchase Agreement.

<Page 7>

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

<Page 8>

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

<Page 9>

_______________________________________________________________________________

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

February 19, 2004

By:  /s/ Paul R. Harris

---------------------------------

Paul R. Harris

Chief Executive Officer

By: /s/ Dr. Ron Tripp

---------------------------------

Dr. Ron Tripp

President

By: /s/ Ben F. Stanley

---------------------------------

Ben F. Stanley

Chief Financial Officer

<Page 10>

_______________________________________________________________________________