Form 10KSB
period 2004-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2004-08-19
CIK 12388

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                         Commission File Number 0-08507

                           BROADBAND WIRELESS INTERNATIONAL CORPORATION
                      (Exact name of registrant as specified in its charter)

                        NEVADA                                                 75-1441442
                        --------                                               ----------
    (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                     organization)


                  8290 WEST SAHARA, SUITE #270, LAS VEGAS 89117
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (702) 314-6900
                                 --------------
               Registrant's telephone number, including area code:
        Securities registered pursuant to Section 12(b) of the Act: None

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

                                    YES X No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. -X-.

Registrant's revenues for its most recent fiscal year were

As of August 6, 2004, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $ .02 and $.02 as of March 31, 2004

As of March 31, 2004 there were 228,776,854 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] NO [X]

FORM 10-KSB

TABLE OF CONTENTS




PART I.....................................................................................................3

    Item 1. Description of Business.                                                                       3

    Item 2. Description of Property.                                                                       3

    Item 3. Legal Proceedings.                                                                             3

    Item 4. Submission of Matters to Vote of Security Holders.                                             3

PART II....................................................................................................6

    Item 5. Market for Common Equity and Related Stockholder Matters.                                      6

    Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.         7

    Item 7. Financial Statements.                                                                          7

    Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.          8

PART III...................................................................................................9

    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

                             With 16(a) of the Exchange Act                                                9

    Item 10. Executive Compensation.                                                                      10

    Item 11. Security Ownership of Certain Beneficial Owners and Management.                              10

    Item 12. Certain Relationships and Related Transactions.                                              10

    Item 13. Exhibits and Reports on Form 8-K.                                                            10

Signatures                                                                                                11

APPENDIX A                                                                                                12

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

        On October 13, 2001, the Company and Entertainment Direct. TV, Inc. ("EDTV") signed a Stock Purchase Agreement and on October 20, 2001, executed an Addendum to Stock Purchase Agreement (collectively, the "EDTV Agreement"). EDTV produced incremental revenue through a process and delivery methodology known as Extreme Niche Targeting ("ENT"). ENT combines multiple technologies and communications media providing artists, athletes, labels, advertisers and consumer product manufacturers' direct contact with the targeted niche market. E-mail, SMS (short messaging service), Internet service, website design, database management, strategy and branding are the primary delivery channels. This subsidiary is now inactive.

        On December 28, 2002 BBAN the reorganized company entered into a contract Enhancement Holdings, LLC (EHLLC) and Stanley Holdings Business Trust
(SHBT) to provide liquidity to BBAN. EHLLC would help the company obtain credit financing with the use of a $100 Million USD Insurance Bond held by EHLLC. In exchange the Company would then nominate and appoint 3 new directors presented by EHLCC and Stanley Holdings.

        On February 28, 2003 BBAN received a 100 Million USD Insurance Guarantee Bond from Enhancement Holdings, LLC which was to be held in Custodian safekeeping by Republic Bank and Trust in Norman, Oklahoma for credit enhancement purposes. Enhancement Holdings, LLC along with Stanley Holdings Business Trust are engaged in the business of corporate financing, business consulting, debt instrument financing, international trade and asset enhancement. Paul Harris is the Chairman and CEO of Enhancement Holdings, LLC and Ben Stanley is Chairman and CEO of the Stanley Holdings Business Trust. Under the agreement Enhancement Holdings, LLC will receive 3 board seats on the BBAN board and a ranking equity position upon liquidity.

        On July 9, 2003 BBAN received a Timber Deed valued at $31 Million from Stanley Holdings Business Trust currently held in safe keeping at Hancock Bank, Gulfport Mississippi.

        On August 11, 2003 the New Board approved Two Timber purchase contracts with International Paper to begin timber harvesting on the 5,600 acres supported by the timber deed. The contract holds an estimated annual harvest value of $3,200,000.

        On August 12, 2003 BBAN completed the start up phase of the Timber Division located in the Arkansas Pine Plantation; the total start-up cost is expected to be around $1,000,000 and was largely covered to date by Stanley Holding Business Trust and affiliates. The board of directors had also was in negotiation to acquire a chip mill close to the harvest site.

Change of Transfer agent

        On January 21, 2004 the Company had changed transfer agents from Karen Lee of Springtown, Texas to Signature Stock Transfer of Plano, Texas.

Mission

        Management will continue to promote the Company and revive the inactive subsidiary business. The Company also intends to seek strategic partnerships to gain additional revenue. The Company will also actively seek to merge with or acquire an active subsidiary business to increase revenue.

                        ITEM 2. DESCRIPTION OF PROPERTY.

The company had previously reported moving its corporate offices to 2304 N. Interstate Drive, Norman, Oklahoma, in May 2002.

                           ITEM 3. LEGAL PROCEEDINGS.

        As of the end of the fiscal year the corporation's status was of Debtor Reconsolidation. During the last quarter; the court dismissed over 150 claims. As a subsequent event, the company reached a settlement with William R. Miertschin; United States Bankruptcy Court for the Western District of Oklahoma, In re Broadband Wireless International Corporation, Case Number BK-01-23160-BH:
(1.) Broadband Wireless International Corporation vs. William R. Miertschin, Adv. No.02-1204-BH, filed August 30, 2002. The Company then emerged from bankruptcy on May 4, 2004. One other legal action took place after this reporting period. It is detailed in Item 4.

                    ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        Also as a subsequent event, on May 12, 2004, the Company filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States Federal Court for the District of Nevada on May 19, 2004. The lawsuit arises out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a Bond to be used to facilitate a line of credit up to $57,000,000 for the Company. On June 8, 2004 the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the company. On June 16, 2004 the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved and ordered a new order whereby, the shares that were issued to Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and/or John Walsh cannot be sold directly or indirectly until such time the court deems otherwise. The Matter is set for a hearing on December 12, 2004. The judge further ordered the three defendants from holding themselves out as officers of the Company and placed Dr. Tripp and whoever he designates solely in charge of the day-to-day operations of the Company. The court also ordered the Company to hold a special shareholders election to determine who should serve as the Company's directors.

        The result of the vote will leave seats on the board filled by either the group of Dr Ronald Tripp, Michael Williams and Keith McAllister or the group from Enhancement Holdings, LLC: Paul Harris, Ben Stanley and John Walsh. The group that loses the vote will be removed from the board.

PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET FOR COMMON EQUITY

        The Company's common stock trades on the OTC Bulletin Board under the symbol "BBAN." Prior to February 2000, the Company's common stock was traded on the OTC Bulletin Board under the symbol "BGOC." On March 31, 2004, the closing bid price for the common stock was $.02 per share. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through March 31, 2004. Because the common stock trades on the OTC Bulletin Board, stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.

BENEFICIAL SHAREHOLDERS

     Due to the current legal dispute as described in Item 3, the current list of beneficial shareholders cannot be determined until the court can render its verdict.

DIVIDENDS

     The Company paid a 10% stock dividend to all of its shareholders on March 16, 2004.

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

Overview


Revenues

        Total revenues of the Company for the 12 months ended March 31, 2004, and 2003, were $0.00 and $23,800 respectively, a decrease of $23,800.

Operating Expenses

        Operating expenses of the Company for the 12 months ended March 31, 2004, and 2003 were $550,246 and $121,169


Liquidity and Capital Resources

        The Company currently has no real liquidity or capital resources.

                          ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company are incorporated by reference from pages F-1 through F-11 of the attached Appendix, and include the following:

Financial Statements of Broadband Wireless International Corporation

(1) Reports of Independent Auditors                                                           F-2
(2) Balance Sheets as of March 31, 2004 and 2003                                              F-3
(3) Statements of Operations for Years Ended March 31, 2004 and 2003                          F-5
(4) Statements of Changes in Stockholders' Equity for Years Ended March 31, 2004 and 2003     F-7
(5) Statements of Cash Flows for Years Ended March 31, 2004 and 2003                          F-9
(6) Notes to Financial Statements for Years Ended March 31, 2004 and 2003                     F-11

             ITEM 8. CHANGES IN ACCOUNTING AND FINANCIAL DISCLOSURE.


      Prior to this filing the Company's Board of Directors approved the engagement of independent accountants Shelley CPA of Mesa, Arizona to replace the accounting firm of James R. Bonzo, CPA.

PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

        The following information is furnished for each person who serves as a director of the Company as of Thursday, August 16, 2004. The Board of Directors currently consists of 6 (six) members, Dr. Ron Tripp, and William Higgins, Keith McAllister, Ben Stanley, Paul Harris and John Walsh.

Dr. Ron Tripp, Director & Chief Executive Officer. Dr. Tripp is a chiropractic physician with a private practice in Norman, Oklahoma. He serves as President of the Oklahoma Board of Chiropractic Examiners, the state regulatory and enforcement commission. He serves on the nine member Executive Committee of the Federation of Chiropractic Licensing Boards and is a delegate to the National Board of Chiropractic Examiners. He is President of USA Judo and a member of the Board of Directors of the United States Olympic Committee. Dr. Tripp is a former representative and President of U.S. Operations of the Mendel Japan Corporation based in Tokyo, Japan.

Darwin R. Payton Jr., President. Mr. Payton began his career in Los Angeles as chief advisor and business associate of Earvin "Magic" Johnson. Their relationship, which spanned more than 26 years, actually began at Michigan State University, where Darwin (better known then as the "Little Giant from River Rouge") was team manager for their NCAA Championship team. Darwin Payton would eventually come to Los Angeles at Magic's request, to help launch the West Coast operations for Magic Johnson Enterprises (MJE), leaving the Michigan and Chicago operations of MJE that he headed. His years with MJE would eventually prove to be a golden era for Magic, who would evolve into businesses that would include banks, entertainment, restaurants, movie theaters and sports. Darwin was the catalyst and co-guiding hand in many of Magic's ventures.

Michael Williams, Chairman. Mr. Williams is the co-founder of EDTV and has an extensive background in the recording industry. Prior to EDTV he was COO of O2 Entertainment, Inc. His experience has included the administration, advise and career management of Snoop Dogg, J Prince, Floyd Mayweather Jr. and others. He owned one of the top five restaurants in California and consulted the opening of several others, such as China 1 for Wesley Snipes. Michael, a renowned percussionist, began his executive career at A&M Records under John McClain, Herb Alpert and Jerry Moss, and then moved on to Island Records, where he signed a two million dollar contract as an artist, songwriter and producer under Kevin Fleming and Chris Blackwell. He holds a Bachelor of Science degree in Management.

Keith McAllister, Co-Chairman. Mr. McAllister is an entrepreneur with a vast history of successful ventures. He is the CEO and Co-Chair of Mobile Wireless Security. He is past President of Entertainment Direct TV and was responsible for the development of strategic opportunities for the company. Prior to co-founding EDTV, Mr. McAllister was CEO of Dudley Bernichi Diamonds in Cape Town, South Africa, exporting investment grade diamonds from South Africa to North America. Mr. McAllister developed his international business experience as a restaurateur and nightclub owner of five properties in Detroit, Toronto, and Cape Town.

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



No Executives received any compensation in fiscal year ending 2003.

--------------------------------------------------------------------------------
DIRECTOR COMPENSATION

No Directors received any compensation in fiscal year ending 2003.

EMPLOYMENT AGREEMENTS

The Company currently has no employment agreements.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

The Company has no new security Ownership of Beneficial Owners or Management during the 4th quarter of 2003.

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

Exhibit Number        Exhibit

31.1            Rule 13a-14(a)/15d-14(a) Certifications

32.1            Section 1350 Certifications of President

32.2            Section 1350 Certifications of Chief Financial Officer


The Company did not file a Form 8-K during the last quarter of the period covered by this Report. The Company did file one form S-8 on February 11, 2004 for 2,000,000 shares for employee compensation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thursday, August 19, 2004

BROADBAND WIRELESS INTERNATIONAL CORPORATION, a Nevada corporation

By  /s/ Darwin Payton
        Darwin Payton
        President


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


    /s/ Keith McAllister
        -------------------------
        Keith McAllister
        Co-Chairman

    /s/ Michael Williams
        -------------------------
        Michael Williams
        Chairman

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
BROADBAND WIRELESS INTERNATIONAL CORPROATION

We have audited the accompanying balance sheets of BROADBAND WIRELESS INTERNATIONAL CORPORATION as of March 31, 2004 and the related statements of operation, stockholders' equity, and cash flows for the year then ended. The financial statements of March 31, 2003 and prior were audited by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROADBAND WIRELESS INTERNATIONAL CORPORATION as of March 31, 2004 the related statements of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations and has recently emerged from bankruptcy. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.




                                            Shelley International CPA





Mesa, Arizona
August 13, 2004

                                   APPENDIX A

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Financial Statements

Year ended April 1, 2003 to March 31, 2004


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

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION


                               Report on Audit of
                            Financial Statements and
                            Supplemental Information

                               For the Years Ended
                           DECEMBER 31, 2004 AND 2003


















                                   Prepared by
                            SHELLEY INTERNATIONAL CPA
                              161EAST FIRST ST., #1
                                 Mesa, AZ 85201
                                 (480) 461-8301

TABLE OF CONTENTS                                                     Page No.

REPORT OF INDEPENDENT PUBLIC ACCOUNT

FINANCIAL STATEMENTS
          Statement of Assets                                             1
          Statement of Liabilities &  Equity                             2-3
          Statement of Revenue & Expenses                                 4
          Statement of Cash Flows                                         5
SUPPLEMENTAL INFORMATION
          Notes to Financial Statements                                  6-8

                                     ASSETS

                                                                March 31,         March 31,
                                                                  2004              2003
                                                              -----------        -----------
CURRENT ASSETS
     Cash
                                                              $       362
                                                              -----------
     Total Current Assets                                             362
                                                              -----------        -----------
FURNITURE AND EQUIPMENT, NET                                                     $   419,996


TOTAL ASSETS                                                  $       362        $   419,996
                                                              ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Overdrafts                                                                  $   134,440
     Accounts Payable and Accruals                            $   253,882             41,568
     Mortgage Receivable                                                              33,800
     Note Payable from Shareholder                                 62,961
                                                              -----------        -----------
     Total Current Liabilities                                    316,843            209,808
                                                              -----------        -----------

STOCKHOLDERS' EQUITY

     Preferred Stock, authorized
     25,000,000 shares, par value $0.10,
     no shares outstanding

     Common Stock, authorized
     400,000,000 shares of stock,
     par value $0.0125 per share issued and
     outstanding 228,776,854 and 230,955,970
     at March 31, 2004 and 2003 respectively                    2,859,711            445,547


     Paid in Capital                                            2,435,787             10,000


     Treasury                                                      (1,400)                --

     Accumulated Deficit                                       (5,610,580)          (245,359)

                                                              -----------        -----------

     Total Stockholders' Equity                                  (316,482)           210,188
                                                              -----------        -----------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       361        $   419,996
                                                              ===========        ===========

                                                   Year ended           Year ended          Year ended
                                                    March 31,            March 31,           March 31,
                                                      2004                 2003                 2002
                                                 -------------        -------------        -------------
Revenue
Brokerage Fees Earned,
Interest and Other Income                        $          --        $      23,800        $      29,721
                                                 -------------        -------------        -------------

Expenses
Charge Off of Related Party Receivable                  38,203
Claims Settled in Bankruptcy plus Counsel              253,882
Adjustment Net Assets                                 (124,353)
General and Administrative Expenses                     24,396               53,938              125,806
Depreciation                                                                 65,731               16,975
Legal, Professional and Consulting                     600,000                1,500              345,152
Salaries                                                                                          139,000
Option Compensation                                                                               92,250
Contributed Officer Services                            12,000
                                                 -------------        -------------        -------------

Total Expenses                                         804,128              121,169              719,183
                                                 -------------        -------------        -------------

Income Before Income Taxes                            (804,128)             (97,369)            (689,462)
                                                                      -------------        -------------

Provision for Income Taxes                                  --                   --                   --
                                                 -------------        -------------        -------------

Net Income (Loss)                                $    (804,128)       $     (97,369)       $    (689,462)
                                                 =============        =============        =============

Basic Earnings and Diluted(Loss) per Share                   a                    a                (0.01)
                                                 -------------        -------------        -------------
Weighted Average Number of Common Shares           223,085,423          159,913,660           61,660,605
                                                 -------------        -------------        -------------



a = less than $0.001

                                      Common Stock           Paid in     Treasury    Accumulated    Total
                                --------------------------
                                   Shares       Amount       Capital       Stock       Deficit      Equity
                                ------------- ------------ ------------ ------------ ------------ -----------

Balance, March 31, 2001                        $66,602,016    $832,525    $  2,629,106   $ (1,400)     $ (2,979,621) $ 480,610

Stock Cancelled                     (9,150,629)   (114,382)    200,088        0           0             85,706
Stcok Issued                            1,272,999     15,912      0         0        0         0              15,912
Compensation through options      0      0           92,250                   0        0      92,250

Net (Loss)                                   0     0      0      0           (689,462)    (689,462)
                                ------------- ------------ ------------ ------------ ------------ -----------

Balance, March 31, 2002             58,724,386    734,055      2,921,444    (1,400)      (3,669,083)  (14,984)

Shares Issued EDTV
August 19, 2002                120,128,860   1,501,611    (1,501,611)        0          0          -

Shares Canceled
August 31, 2002                         (1,596,676)           (19,958)     19,958                     0    0        -

Shares Issued EDTV
September 11, 2002          43,209,150    540,114      (540,114)                 0    0         -

Shares Issued EDTV
October 9, 2002                   8,012,200     100,153      (100,153)       0        0               -

Shares Issued
October 21, 2002                       78,050        976          (976)      0       0                     -

Shares Issued EDTV
November 29, 2002                       2,000,000     25,000       (25,000)       0        0                -

Shares Issued EDTV
December 31, 2002                                 400,000       5,000        (5,000)     0      0                          -

Net (Loss)                                   0      0         0                    (97,369)     (97,369)
                                ------------- ------------ ------------ ------------ ------------ -----------
Balance, March 31, 2003                 230,955,970   2,886,951    768,548      (1,400)      (3,766,452)  (112,353)

Shares Canceled EDTV
May 31, 2003                       (7,361,000)   (92,013)     92,013       0          0                -

Shares Issued to Enchancement
May 31, 2003                       20,000,000    250,000      (250,000)                 0    0         -

Shares Issued S-8
September 19, 2003                      1,000,000     12,500       7,500         0     0                    20,000

Shares Canceled EDTV
September 30, 2003                      (48,218,116)  (602,726)    602,726      0        0                  -

Shares Issued S-8
September 30, 2003                 9,600,000     120,000      360,000         0       0                480,000

Shares Issued S-8
February 12, 2004             2,000,000     25,000       75,000         0           0                      100,000

10% Stock Dividend
March 29, 2004                               20,800,000    260,000      780,000       0            (1,040,000)       -

Net (Loss)                       0      0          0                (804,128)    (804,128)
                                ------------- ------------ ------------ ------------ ------------ -----------
Balance, March 31, 2004
                                               $            $            $            $            $
                                $228,776,854  2,859,712    2,435,787    (1,400)      (5,610,580)  (316,481)
                                ============= ============ ============ ============ ============ ===========


The accompanying notes are an integral part of these statements

                                              Year ended     Year ended     Year ended
                                               March 31,      March 31,     March 31,
                                                 2004           2003           2002
                                             -------------- -------------- -------------
Operating Activities
      Net Income (Loss)                       $              $              $ (689,462)
                                             (804,128)      (97,369)
      Adjustments to Net (Loss)
      Depreciation
                                                            65,731         16,975
      Contributed Services
                                     12,000


       S-8 Shares Issued for Services
                                     600,000

      Changes in Assets and Liabilities

      Change in Payables
                                             253,882        16,200         (25,453)
      Overdraft
                                                            139,942
      Adjustment
                                                            9,936          (226,921)
                                             -------------- -------------- -------------

      Cash from Operations
                                             61,754         134,440        (924,861)
                                             -------------- -------------- -------------

Investing Activities
      Collections and Transfers
                                                                           266,170
      Adjustment for Net Assets
                                    (124,353)
      Fixed Assets
                                                            (403,953)      (40,418)
                                             -------------- -------------- -------------

      Cash Used for Investing
                                             (124,353)      (403,953)      225,752
                                             -------------- -------------- -------------

Financing Activities
      Note Payable Shareholder
                                             62,961         290,011        25,000
      Change in Capital Leases
                                                            (26,000)       30,699
                                             -------------- -------------- -------------

      Cash from Financing
                                             62,961         264,011        55,699
                                             -------------- -------------- -------------

Net Change in Cash
                                             362            (5,502)        (643,410)

Beginning Cash Balance
                                             -              5,502          556,662
                                             -------------- -------------- -------------

Ending Cash Balance                                                         $
                                             $              $              (86,748)
                                             362            -
                                             ============== ============== =============


See Stockholders' Equity Note for non cash transactions

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Broadband Wireless International Corporation (the Company), was originally incorporated in the state of Nevada as Black Giant Oil Company on July 23, 1973. In February 2000 the name was changed to Broadband Wireless International Corporation. The current business plan is to set up wireless systems for customers and also to do target advertising over the internet for the music industry. The Company has been unsuccessful during the previous three years in these endeavors. The Company has an inactive subsidiary named Entertainment Direct. TV, Inc.

SEC Receivership

On August 11, 2000 an SEC receiver was appointed by the courts based upon an enforcement action, Case No. CIV-00-1375-R. This action was dismissed and removed on December 21, 2001.

Bankruptcy Filing

The Company filed for Chapter 11 Reorganization on December 27, 2001, Case No. 01-23160 BH. During this period of reorganization the Company entertained several proposals for generating business. None of these have proven successful to date. The final decree was granted for the Company to leave bankruptcy on May
4. 2004. This is after year-end.

Basis

The financial statements are prepared following accounting principles generally accepted in the United States of America.

Going Concern

The Company has sustained net losses for the last three years. The Company's business plan called for the setting up of wireless systems for businesses. Without additional capital this business plan will not happen. Because of the problems created with the SEC receivership and then the bankruptcy it has been difficult to interest investors in the Company. Management will continue to promote the Company. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Revenue Recognition

For the years March 31, 2003 and prior the Company had only minimal financial income. This was recognized when earned. For the year ended March 31, 2004 the Company had no income.

Accounts Receivable

The detail of Receivables is listed below.


                                                          3/31/04        3/31/03       3/31/02
                                                          -------        -------       -------
                  Mortgage Loans Receivable (asset)             0              0       $50,000
              Mortgage Loans Receivable (liability)       ______0     $(134,400)         __ __0
                                                                -     ----------        -  -  -

                                         Net Amount  $          0     $(134,400)       $50,000
                                                     ============     ==========       =======

Equipment and Vehicles

For the years ended March 31, 2003 and prior the equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives, which is five to seven years. All of the equipment and vehicles were liquidated and/or written off during the bankruptcy and the failed attempts with a merger partner. No equipment or vehicles were available for verification as of March 31, 2004.

Fixed assets at March 31, 2004, 2003 and 2002 consisted of the following:

                                            3/31/04       3/31/03        3/31/02
                                            -------       -------        -------

        Equipment and Vehicles                    0       460,115         56,162
        Less: Accumulated depreciation   ______0         (40,119)       (17,762)
                                               --        --------       --------
                                       $          0    $  419,996     $   38,400
                                       ============    ==========     ==========

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has no potentially dilutive debt or equity. All options are currently anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No.
148. As of March 31. 2004 and prior the Company had no formal stock-based compensation plan. The Company adopted a plan as of June 2, 2004.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the year ended March 31, 2004, $4,100 for the year ended March 31, 2003 and $0 for the year ended March 31, 2002.


NOTE 2. STOCKHOLDERS' EQUITY

Originally, the Company had authorized shares of 10,000,000 for preferred stock and 100,000,000 shares of common stock. In February 2000 the Company increased its authorized shares to 25,000,000 for preferred stock and 250,000,000 for common stock.

YEAR 2003

On October 13, 2001 the Company and Entertainment Direct TV, Inc. (EDTV) signed a stock purchase agreement and on October 20, 2001, executed an Addendum to the Stock Purchase Agreement. This agreement exchanged all of the outstanding shares of EDTV for shares of the Company. As seen in the Statement of Stockholders' Equity this exchanged stock was issued piecemeal (with negative adjustments) while the Company was in bankruptcy reorganization proceedings throughout the last two years by order from the bankruptcy judge.

YEAR 2004

During this year the Company continued to make adjustments to the EDTV stock issuances through September 30, 2003 as shown in the Statement of Stockholders' Equity.

On May 31, 2003 the Company issued 20,000,000 shares of stock in a private placement.

The Company registered and issued three different times S-8 stock to pay consultants. This was done because of extreme shortage of cash flow and to satisfy some of the debts of the Company. The current S-8 still has shares available as of the report date.

         Date                 Shares     per Share        Total

    September 19, 2003     1,000,000         $0.02        $20,000
    September 30, 2003     9,600,000          0.05        480,000
     February 12, 2004     2,000,000          0.05        100,000

On March 29, 2004 the Company declared a 10% stock dividend of 20,800,000.


NOTE 3. OPTIONS

During the fiscal years March 31, 2001 the Company issued non-qualified plan options. These were originally accounted for using APB Opinion 25 wherein no expense was recognized for these options. The values for these options were calculated using the following assumptions: Risk-free interest rate 6.5%, dividend yield 0%, volatility 19.3% and expected life of the option 5 years. These amounts were the following.

        2001                                       $15,000
        2002                                        92,250

The Company has adopted SFAS 123 wherein the fair value of the options is recognized currently. These amounts while only being shown in notes previously have been applied to the appropriate years to adjust income (loss) accordingly.

The current years activities with the options is detailed below.

                                    Number of
                                      Options
               March 31, 2003        3,075,000
               Activity for year                   0
                                     ---------------
               March 31, 2004      $3,075,000
                             ==========

The detail of the ending balance is as follows.

                       Shares               Exercise      Exercise
                       ------
                                            Date          Price
                      150,000               6/24/05.0625
                      500,000               5/25/06.08
                      125,000               7/6/06        .10
                    2,250,000               8/8/06        .08
                       50,000               12/4/06.10
                       ------

March 31, 2004 3,075,000
               ---------


NOTE 4. INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the current tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it was uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL. The total valuation allowance is a comparable amount.

The components of deferred tax assets at year-ends March 31 are as follows:

                                               2004          2003           2002
                                               ----          ----           ----

        Tax effect of net operating losses $585,679      $466,855       $452,250
        Other                              ___  0         ______0       _______0
                                        ---------               -              -

        Net Deferred Tax Asset             $507,773      $466,855       $452,250
                                           ========      ========       ========


The provision for income taxes was calculated as follows.

                                            9/30/03       9/30/02        9/30/01
                                            -------       -------        -------
        Net change in the
             deferred tax benefit            17,824        14,605         89,582

        Valuation Account                  (17,824)      (14,605)       (89,582)
        Current taxes payable
           federal income taxes                   0             0              0
           state income taxes               _     0         ____0           ___0
                                             ------             -              -

        Provision for Income Taxes          _     0         ____0           ___0
                                             ------             -              -

The Company has not filed its federal income tax returns for the previous year.

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of March 31, 2004.

                                             Amount         Last year

        Amount available prior to    2002$2,417,784         2021 and prior
        Amount available from year 2002     597,212          2022
        Amount available from year 2003      97,369          2023
        Amount available from year 2004     792,128          2024
                                        -----------

        Total                            $3,904,493
                                         ==========


NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company has no leases or payments of any kind.

SUIT AGAINST ENHANCEMENT HOLDINGS

On December 28. 2002 the Company contracted with Enhancement Holdings and Stanley Holdings Business Trust to provide collateral to facilitate a line a credit. As part of the original agreement three of the principals of Enhancement also became directors of Broadband. During the next year a timber receivable was booked on the quarterly statements which related to this collateral. This so-called timber receivable never produced any cash for the Company and has been removed along with the associated equity.

On May 12, 2004, The Company filed a lawsuit in the State of Nevada against Enhancement and its principals. This case was removed to federal court by the defendants on May 23, 2004. On July 22, 2004 the judge ordered the Company to hold a special shareholders election to determine who should serve as the Company's directors. This special election will take place hopefully in September 2004. The trial date has been set for December 13, 2004. The special election will determine the direction this suit will take and the direction the Company will take.

SUIT BY FORMER CONTRACTOR

A suit has been filed by a former contract consultant for alleged back commissions and stock. The time period involved was May 2002 to about November 2002. Management feels that this suit is without merit.


NOTE 6. RELATED PARTIES TRANSACTIONS

During the last year the Company borrowed funds from two shareholders to cover administrative expenses. These are demand notes with no interest.

NOTE 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent relevant accounting standards SFAS 146-150 and their effect on the Company.

SFAS 146       Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions -- an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148 This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial Instruments with Characteristics of both Liabilities and
Equity

              This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

INTERPRETATION NO. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.


NOTE 8. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. For the years ended March 31, 2003 and prior, management divided revenue into two categories, service income and financial income. These two categories are shown on the face of the statement of operations for those years. Because of the minimal amounts these have been combined for presentation. For the year ended March 31, 2004 there was no income.


NOTE 9. ADJUSTMENT TO NET ASSETS

As of March 31, 2003 the Company's statements showed net fixed assets of $419,996. The current management does not know about these assets as they were supposedly in the control of the Enhancement directors (see CONTINGENCIES note). A net adjustment was made to the books to reflect the loss of these assets as well as an adjustment to equity to balance with the beginning of the prior year and the current equity balances. This adjustment is a net of $124,353. This adjustment was taken through the Statement of Operations in the current year.