Form 10QSB
period 2004-06-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2004-09-01
CIK 12388

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

(Mark One)
☐    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
☒    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	75-1441442

(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

8290 West Sahara, Suite #270, Las Vegas, NV 89117
(Address of principal executive office) (Zip Code)

2304 North Interstate Drive, Norman, OK 73072
(Former Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 702-314-6900

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

Yes X      No

Outstanding Common Stock as of June 30, 2004: 299,994,970 @ $.0125 par value per share.

     Transitional Small Business Disclosure Format (check one): Yes      No X

Table of Contents

		Page
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheet – June 30, 2004
	Statement of Assets	3
	Three Months Ending June 30, 2004
	Statement of Revenue, Expense and Retained Earnings	4
	Three Months Ending June 30, 2004
	Statement of Cash Flow	5
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	6
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 2.	Changes in Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5	Other Information	8
Item 6.	Exhibits and Reports	9
	Signature	10

PART I — FINANCIAL INFORMATION

ASSETS
	June 30, 2004	March 31, 2003
CURRENT ASSETS
Cash	$314	$362

Prepaid Consulting	632,500

Total Current Assets	632,814	362

TOTAL ASSETS	$632,814	$362

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$253,882	$253,882

Note Payable from Shareholder	63,834	62,962

Total Current Liabilities	317,716	316,844

STOCKHOLDERS’ EQUITY
Preferred Stock, authorized 25,000,000 shares, par value $0.10, no shares outstanding	0

Common Stock, authorized 400,000,000 shares of stock, par value $0.0125 per share issued and outstanding 299,994,970 and 228,776,854 at June 30, 2004 and March 31, 2004	3,749,938	2,859,711

Paid in Capital	2,250,561	2,447,787

Treasury Stock	(1,400)	(1,400)

Accumulated Deficit	(5,684,001)	(5,622,580)

Total Stockholders’ Equity (Deficit)	315,098	(316,482)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$632,814	$362

	Three months	Three months
	ended	ended
	June 30,	June 30,
Revenue	2004	2003
Brokerage Fees Earned, Interest and Other Income	$—	—

Expenses General and Administrative Expenses	921	4,469

Legal, Professional and Consulting	57,500

Contributed Officer Services	3,000

Total Expenses	61,421	4,469

Income Before Income Taxes	(61,421)	(4,469)

Provision for Income Taxes	—	—

Net Income (Loss)	$(61,421)	$(4,469)

Basic Earnings and Diluted(Loss) per Share	a	a

Weighted Average Number of Common Shares	253,429,976	235,122,673

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2004	2003
Operating Activities
Net Income (Loss)	$(61,421)	$(4,469)

Adjustments to Net (Loss)
Depreciation
Contributed Services	3,000

S-8 Shares Issued for Services	57,500
Changes in Assets and Liabilities
Change in Payables		42,869

Adjustment
Cash from Operations	(921)	38,400

Investing Activities
Adjustment for Net Assets		(38,400)

Fixed Assets Cash Used for Investing	—	(38,400)

Financing Activities
Note Payable Shareholder	873

Change in Capital Leases
Cash from Financing	873	—

Net Change in Cash	(48)	—

Beginning Cash Balance	—	—

Ending Cash Balance	$(48)	$—

     See Stockholders’ Equity Note for non cash transactions

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Broadband Wireless International Corporation (the Company), was originally incorporated in the state of Nevada as Black Giant Oil Company on July 23, 1973. In February 2000 the name was changed to Broadband Wireless International Corporation. The current business plan is to set up wireless systems for customers and also to provide target advertising over the internet for the music industry. The Company has been unsuccessful during the previous three years in these endeavors. The Company has an inactive subsidiary named Entertainment Direct. TV, Inc.

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent report on Form 10-K.

SEC Receivership

On August 11, 2000 an SEC receiver was appointed by the courts based upon an enforcement action, Case No. CIV-00-1375-R. This action was dismissed and removed on December 21, 2001.

Bankruptcy Filing

The Company filed for Chapter 11 Reorganization on December 27, 2001, Case No. 01-23160 BH. During this period of reorganization the Company entertained several proposals for generating business. None of these have proven successful to date. The final decree was granted for the Company to exit bankruptcy on May 4, 2004 thus completing the court approved reorganization plan of the reverse merger between Broadband Wireless International and EDTV.

Basis

The financial statements are prepared following accounting principles generally accepted in the United States of America.

Going Concern

The Company has sustained net losses for the last three years. The Company’s business plan called for the setting up of wireless systems for businesses. Without additional capital this business plan will not happen. Because of the problems created with the SEC receivership and then the bankruptcy it has been difficult to interest investors in the Company. Management will continue to promote the Company. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Revenue Recognition

For the years March 31, 2003 and prior the Company had only minimal financial income. This was recognized when earned. For the year ended March 31, 2004 the Company had no income.

Accounts Receivable

The detail of Receivables is listed below.

	3/31/04	3/31/03	3/31/02
Mortgage Loans Receivable (asset)	0	0	$50,000
Mortgage Loans Receivable (liability)	0	$(134,400)	0

Net Amount	$0	$(134,400)	$50,000

Equipment and Vehicles

For the years ended March 31, 2003 and prior the equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives. All of the equipment and vehicles were liquidated and/or written off during the bankruptcy and the failed attempts with a merger partner.

Fixed assets at March 31, 2004, 2003 and 2002 consisted of the following:

	3/31/04	3/31/03	3/31/02
Equipment and Vehicles	0	460,115	56,162
Less: Accumulated depreciation	0	(40,119)	(17,762)

	$0	$419,996	$38,400

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has no potentially dilutive debt or equity. All options are currently anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148. As of March 31, 2004 and prior the Company had no formal stock-based compensation plan. The Company adopted a plan as of June 2, 2004.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the year ended March 31, 2004, $4,100 for the year ended March 31, 2003 and $0 for the year ended March 31, 2002.

NOTE 2. STOCKHOLDERS’ EQUITY

Originally, the Company had authorized shares of 10,000,000 for preferred stock and 100,000,000 shares of common stock. In February 2000 the Company increased its authorized shares to 25,000,000 for preferred stock and 250,000,000 for common stock.

YEAR 2003

On October 13, 2001 the Company and Entertainment Direct TV, Inc. (EDTV) signed a stock purchase agreement and on October 20, 2001, executed an Addendum to the Stock Purchase Agreement. This agreement exchanged all of the outstanding shares of EDTV for shares of the Company. As seen in the Statement of Stockholders’ Equity this exchanged stock was issued piecemeal (with negative adjustments) while the Company was in bankruptcy reorganization proceedings throughout the last two years by order from the bankruptcy judge.

YEAR 2004

During this year the Company continued to make adjustments to the EDTV stock issuances through September 30, 2003 as shown in the Statement of Stockholders’ Equity.

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

On March 29, 2004 the Company declared a 10% stock dividend of 20,800,000 shares.

NOTE 3. OPTIONS

During the fiscal years March 31, 2001 the Company issued non-qualified stock option plan. These were originally accounted for using APB Opinion 25 wherein no expense was recognized for these options. The values for these options were calculated using the following assumptions: Risk-free interest rate 6.5%, dividend yield 0%, volatility 19.3% and expected life of the option 5 years. These amounts were the following.

2001	$15,000
2002	92,250

The Company has adopted SFAS 123 wherein the fair value of the options is recognized currently. These amounts while only being shown in notes previously have been applied to the appropriate years to adjust income (loss) accordingly.

The current year’s activities with the options is detailed below.

Number of
Options
March 31, 2003	3,075,000
Activity for year	0

March 31, 2004$	3,075,000

The detail of the ending balance is as follows.

		Exercise	Exercise
	Shares	Date	Price
	150,000	6/24/05	.0625
	500,000	5/25/06	.08
	125,000	7/6/06	.10
	2,250,000	8/8/06	.08
	50,000	12/4/06	.10

March 31, 2004	3,075,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it was uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL. The total valuation allowance is a comparable amount.

The components of deferred tax assets at year-ends March 31 are as follows:

	2004	2003	2002
Tax effect of net operating losses	$585,679	$466,855	$452,250
Other	0	0	0

Net Deferred Tax Asset	$585,674	$466,855	$452,250

     The provision for income taxes was calculated as follows.

	9/30/03	9/30/02	9/30/01
Net change in the deferred tax benefit	118,824	14,605	89,582
Valuation Account	(118,824)	(14,605)	(89,582)
Current taxes payable
federal income taxes	0	0	0
state income taxes	0	0	0

Provision for Income Taxes	0	0	0

The Company has not filed its federal income tax return for the previous year.

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of March 31, 2004.

	Amount	Last year
Amount available prior to 2002	$2,417,784	2001 and prior
Amount available from year 2002	597,212	2002
Amount available from year 2003	97,369	2003
Amount available from year 2004	792,128	2004

Total	$3,904,493

NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company has no leases.

SUIT AGAINST ENHANCEMENT HOLDINGS

On December 28, 2002 the Company contracted with Enhancement Holdings and Stanley Holdings Business Trust to provide collateral to facilitate a line a credit. As part of the original agreement three of the principals of Enhancement also became directors of Broadband. During the next year a timber receivable was booked on the quarterly statements which related to this collateral. This so-called timber receivable never produced any cash for the Company and has been removed along with the associated equity.

On May 12, 2004, The Company filed a lawsuit in the State of Nevada against Enhancement and its principals. This case was removed to federal court by the defendants on May 23, 2004. On July 22, 2004 the judge ordered the Company to hold a special shareholders election to determine who should serve as the Company’s directors. This special election will take place hopefully in September 2004. The trial date has been set for December 13, 2004. The special election will determine the direction this suit will take and the direction the Company will take.

SUIT BY FORMER CONTRACTOR

Susan Joseph v EDTV, Santa Monica Superior Court
A suit has been filed by a former contract consultant for alleged back commissions and stock. The time period involved was May 2002 to about November 2002. Management feels that this suit is without merit and therefore no loss has been recorded. The case is ongoing in Santa Monica Superior Court.

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

SFAS 147 Acquisitions of Certain Financial Institutions – an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

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

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results or operations, or cash flows.

NOTE 8. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue based upon internal accounting methods. For the years ended March 31, 2003 and prior, management divided revenue into two categories, service income and financial income. These two categories are shown on the face of the statement of operations for those years. Because of the minimal amounts these have been combined for presentation. For the year ended March 31, 2004 there was no income.

NOTE 9. ADJUSTMENT TO NET ASSETS

As of March 31, 2003 the Company’s statements showed net fixed assets of $419,996. The assets are in control of the Enhancement directors (see CONTINGENCIES note). A net adjustment was made to the books to reflect the loss of these assets as well as an adjustment to equity to balance with the beginning of the prior year and the current equity balances. This adjustment is a net of $124,353. This adjustment was taken through the Statement of Operations in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Certain statements contained with this report may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the “Private Securities Litigation Reform Act of 1995”). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words “believe,” “expect,” anticipate,” “intend,” “will,” and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Company to locate and recover assets of the Company; (ii) the ability of the Company to complete a business combination or merger; (iii) the ability or inability to continue operations using the Business Plan. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview and plan of Operations

As mentioned previously in Item 1, Note 5; on May 12, 2004, the Company filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States Federal Court for the District of Nevada on May 19, 2004. The lawsuit arises out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a Bond to be used to facilitate a line of credit up to $57,000,000 for the Company. On June 8, 2004 the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the company. On June 16, 2004 the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved and ordered a new order whereby, the shares that were issued to Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and/or John Walsh cannot be sold directly or indirectly until such time the court deems otherwise. The Matter is set for a hearing on December 12, 2004. The judge further ordered the three defendants from holding themselves out as officers of the Company and placed Dr. Tripp and whoever he designates solely in charge of the day-to-day operations of the Company. The court also ordered the Company to hold a special shareholders election to determine who should serve as the Company’s directors.

The result of the vote will leave seats on the board filled by either the group of Dr Ronald Tripp, Michael Williams and Keith McAllister or the group from Enhancement Holdings, LLC: Paul Harris, Ben Stanley and John Walsh. The group that loses the vote will be removed from the board.

Finances

The corporation exited Chapter 11 status on May 4, 2004, the board expects the financial status to change during the next fiscal year after the shareholders and the Federal Courts render their decisions.

Results of Operations

The Gross Profit\Loss experienced by the Company for the three months ending March 31, 2004 was ($61,421) vs ($4,469) for the same period ending March 31, 2003.

Bankruptcy

     The corporation exited from bankruptcy on May 4, 2004.

Acquisition

There were no acquisitions during this reporting period.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See previous section Item 1, Note 5

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The as per the judge’s order a special shareholder’s meeting must take place to determine the Company’s Board of Directors. The result of the vote will leave seats on the board filled by either the group of Dr Ronald Tripp, Michael Williams and Keith McAllister or the group from Enhancement Holdings, LLC: Paul Harris, Ben Stanley and John Walsh. The group that loses the vote will be removed from the board.

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

BROADBAND WIRELESS INTERNATIONAL CORPORATION August 30, 2004
By:	/s/ Dr Ron Tripp
Dr Ron Tripp
Chief Executive Officer

By:	/s/ Darwin Payton
Darwin Payton
President

By:	/s/ Michael Williams
Michael Williams
Chief Financial Officer