Form 10QSB
period 2004-09-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2004-12-17
CIK 12388

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF1934

                                   (Mark One)

                 [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

             [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                  2304 North Interstate Drive, Norman, OK 73072
                  --------------------------------------------
           (Former Address of principal executive offices) (Zip Code)

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

                              Yes [X]       No [ ]

Outstanding Common Stock as of September 30, 2004: 299,994,970 @ $.0125 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

                                                                             Page
                            PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet -September 30, 2004
            Statement of Assets                                                3

            Three Months Ending September 30, 2004
            Statement of Revenue, Expense and Retained Earnings                4

            Three Months Ending September 30, 2004
            Statement of Cash Flow                                             5
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        6

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings                                                  8
Item 2.     Changes in Securities and Use of Proceeds.                         8
Item 3.     Defaults Upon Senior Securities                                    8
Item 4.     Submission of Matters to a Vote of Security Holders                8
Item 5     Other Information                                                   8
Item 6.     Exhibits and Reports                                               9
            Signature                                                         10

                         PART I - FINANCIAL INFORMATION
         Review Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee
Broadband Wireless International Corporation

We have reviewed the accompanying interim balance sheets of Broadband Wireless International Corporation as of September 30, 2004, and December 31, 2003 and the associated statements of operations for the three and six month periods ended September 30, 2004 and 2003, and cash flows for the six month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.




Shelley International, CPA
/sn/ Mark Shelley

Mesa, Arizona, U.S.A.
December 16, 2004

                               ASSETS

                                                     September 30,       March 31,
                                                         2004               2004
                                                     -----------        -----------
CURRENT ASSETS
      Cash                                           $     2,022        $       362
      Prepaid Consulting                                 421,667
      Refundable Deposits                                 15,000
                                                     -----------        -----------
      Total Current Assets                               438,689                362
                                                     -----------        -----------
FIXED ASSETS
      Office Equipment                                     1,500                 --
                                                     -----------        -----------
TOTAL ASSETS                                         $   440,189        $       362
                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts Payable                               $   497,748        $        --

      Due to Mobile Wireless                             109,880                 --
      Due to Shareholder                                 299,609            316,843
                                                     -----------        -----------

      Total Current Liabilities                          907,237            316,843
                                                     -----------        -----------

STOCKHOLDERS' EQUITY

      Preferred Stock, authorized
      25,000,000 shares, par value $0.10,
      no shares outstanding                                    0                  0

      Common Stock, authorized
      400,000,000 shares of stock,
      par value $0.0125 per share issued and
      outstanding  299,994,970 and 228,776,854
      at September 30, 2004 and March 31, 2004         3,749,938          2,859,712

      Paid in Capital                                  2,250,561          2,447,787
      Treasury Stock                                      (1,400)            (1,400)
      Accumulated Deficit                             (6,466,147)        (5,622,580)
                                                     -----------        -----------
      Total Stockholders' Equity (Deficit)              (467,048)          (316,481)
                                                     -----------        -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   440,189        $       362
                                                     ===========        ===========

                                                 Three months         Three months          Six Months           Six Months
                                                    ended                ended                ended                ended
                                                 September 30,        September 30,        September 30,        September 30,
                                                     2004                 2003                 2004                 2003
                                                 -------------        -------------        -------------        -------------
Revenue
Oil & Gas Revenues and Other Income              $         326        $          --        $       2,704        $      54,555
                                                 -------------        -------------        -------------        -------------

Expenses
General and Administrative Expenses                    169,530               12,996              172,591               38,791
Legal, Professional and Consulting                     613,181                   --              673,681                3,000
                                                 -------------        -------------        -------------        -------------

Total Expenses                                         782,711               12,996              846,272               41,791
                                                 -------------        -------------        -------------        -------------

Income (Loss) Before Income Taxes                     (782,385)             (12,996)            (843,568)              12,764
                                                 -------------        -------------        -------------        -------------

Provision for Income Taxes                                  --                   --                   --                   --
                                                 -------------        -------------        -------------        -------------

Net Income (Loss)                                $    (782,385)       $     (12,996)       $    (843,568)       $      12,764
                                                 =============        =============        =============        =============

Basic Earnings and Diluted(Loss) per Share                   a                    a                    a                    a
                                                 -------------        -------------        -------------        -------------

Weighted Average Number of Common Shares           299,994,970          206,776,854          299,994,970          206,776,854
                                                 -------------        -------------        -------------        -------------



a = less than $0.001

for the three months ended 9/30/03 the general and administrative expenses have been netted from the number shown on the 10QSB

                                                             Six Months         Six Months
                                                               ended               ended
                                                            September 30,       September 30,
                                                                2004                2003
                                                            ------------        ------------
Operating Activities
       Net Income (Loss)                                    $   (843,568)       $     12,765
       Adjustments to Net Income (Loss)
       Depreciation                                                   --              32,866
       Prepaid Consulting                                       (421,667)
       Refundable Deposits                                       (15,000)
       Change in Payables                                        497,748             (41,569)
                                                            ------------        ------------
       Cash from Operations                                     (782,487)              4,062

Investing Activities
       Timber Deeds                                                   --         (31,173,997)
       Fixed Assets                                               (1,500)                 --
                                                            ------------        ------------
       Cash Used for Investing                                    (1,500)        (31,173,997)

Financing Activities
       Due to Mobile Wireless                                    109,880                  --
       Common Stock                                              890,226                  --
       Additional Paid-In Capital                               (197,226)                 --
       Additional Paid-In Capital-Timber Deeds                        --          28,473,997
       Additional Paid-In Capital-Stanley H. & Assoc                  --             128,332
       Due to Shareholders                                       (17,234)          2,700,000
                                                            ------------        ------------
       Cash from Financing                                       785,646          31,302,329

Net Change in Cash                                                 1,659             132,394
Beginning Cash Balance                                               362            (134,440)
                                                            ------------        ------------
Ending Cash Balance                                         $      2,022        $     (2,047)
                                                            ============        ============


See Stockholers' Equity Note for non cash transactions

                                           Common Stock               Paid in         Treasury        Accumulated          Total
                                     Shares              Amount       Capital           Stock           Deficit            Equity
                                     ------              ------       -------           -----           -------            ------
   Balance, March 31, 2001         66,602,016     $    832,525     $  2,629,106     $     (1,400)    $ (2,991,621)    $    468,610

       Stock Cancelled             (9,150,629)        (114,382)         200,088                                             85,706
         Stock Issued               1,272,999           15,912                                                              15,912
 Compensation through options                                            92,250                                             92,250

          Net (Loss)                                                                                     (689,462)        (689,462)

   Balance, March 31, 2002         58,724,386          734,055        2,921,444           (1,400)      (3,681,083)         (26,984)

      Shares Issued EDTV
       August 19, 2002            120,128,860        1,501,611       (1,501,611)                                                --

       Shares Canceled
       August 31, 2002             (1,596,676)         (19,958)          19,958                                                 --

      Shares Issued EDTV
      September 11, 2002           43,209,150          540,114         (540,114)                                                --

      Shares Issued EDTV
       October 9, 2002              8,012,200          100,153         (100,153)                                                --

        Shares Issued
       October 21, 2002                78,050              976             (976)                                                --

      Shares Issued EDTV
      November 29, 2002             2,000,000           25,000          (25,000)                                                --

      Shares Issued EDTV
      December 31, 2002               400,000           (5,000)           5,000                                                 --

          Net (Loss)
                                                                                                          (97,369)         (97,369)
   Balance, March 31, 2003
                                  230,955,970        2,886,951          768,548           (1,400)      (3,778,452)        (124,353)
     Shares Canceled EDTV
         May 31, 2003              (7,361,000)         (92,013)          92,013                                                 --

Shares Issued to Enchancement
         May 31, 2003              20,000,000          250,000         (250,000)                                                --

      Shares Issued S-8
      September 19, 2003            1,000,000           12,500            7,500                                             20,000

     Shares Canceled EDTV
      September 30, 2003          (48,218,116)        (602,726)         602,726                                                 --

      Shares Issued S-8
      September 30, 2003            9,600,000          120,000          360,000                                            480,000

      Shares Issued S-8
      February 12, 2004             2,000,000           25,000           75,000                                            100,000

      10% Stock Dividend
        March 29, 2004             20,800,000          260,000          780,000                        (1,040,000)              --

     Contributed Services                                                12,000                                             12,000

          Net (Loss)                                                                                     (804,128)        (804,128)

   Balance, March 31, 2004        228,776,854        2,859,712        2,447,787           (1,400)      (5,622,580)        (316,481)

      Shares Issued EDTV
         May 26, 2004              48,218,116          602,726         (602,726)                                                --

      Shares Issued S-8
         June 2, 2004              10,400,000          130,000          182,000                                            312,000

      Shares Issued S-8
         June 9, 2004              12,600,000          157,500          220,500                                            378,000

     Contributed Services                                                 3,000                                              3,000

          Net (Loss)                                                                                     (843,568)        (843,568)

 Balance, September 30, 2004      299,994,970        3,749,938        2,250,561           (1,400)      (6,466,147)        (467,049)


         The accompanying notes are an integral part of these statements

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

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-K.

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

Equipment and Vehicles

For the periods shown the equipment is depreciated using the straight-line method over its five year estimated useful life. All of the prior equipment and vehicles were liquidated and/or written off during the bankruptcy and the failed attempts with a merger partner.

Fixed assets at September 30 and March 31, 2004, consisted of the following:

                                               9/30/04       3/31/04
                                               -------       -------
           Equipment and Vehicles               $1,500        $  0
           Less: Accumulated depreciation            0           0
                                                ------        ----
                                                $1,500        $   0
                                                =======       =====

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has no potentially dilutive debt or equity. All options are currently anti-dilutive.

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

               Date                            Shares             per Share           Total
               ----                            ------             ---------           -----
              September 19, 2003            1,000,000               $0.02           $20,000
              September 30, 2003            9,600,000                0.05           480,000
              February 12, 2004             2,000,000                0.05           100,000

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

                                               Number of
                                                Options
                                              -----------
                     March 31, 2003            3,075,000
                     Activity for year                 0
                                              -----------
                     March 31, 2004           $ 3,075,000
                                              ===========

The detail of the ending balance is as follows.

                                 Exercise    Exercise
                    Shares         Date       Price
                    ------         ----       -----
                    150,000       6/24/05     .0625
                    500,000       5/25/06       .08
                    125,000       7/6/06        .10
                  2,250,000       8/8/06        .08
                     50,000       12/4/06       .10
                 ----------
March 31, 2004   3,075,000
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

The components of deferred tax assets at year-ends March 31 are as follows:

                                       2004        2003        2002
                                      --------    --------    --------
Tax effect of net operating losses    $585,679    $466,855    $452,250
Other                                        0           0           0
                                      --------    --------    --------
Net Deferred Tax Asset                $585,674    $466,855    $452,250
                                      ========    ========    ========


The provision for income taxes was calculated as follows.

                                                      9/30/03      9/30/02      9/30/01
                                                     --------     --------     --------
Net change in the
     deferred tax benefit                             118,824       14,605       89,582

Valuation Account                                    (118,824)     (14,605)     (89,582)
Current taxes payable
     federal income taxes                                   0            0            0
     state income taxes                                     0            0            0
                                                     --------     --------     --------

Provision for Income Taxes                                  0            0            0
                                                     --------     --------     --------

The Company has not filed its federal income tax return for the previous year.

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of March 31, 2004.

                                                      Amount          Last year
                                                      ------          ---------
           Amount available prior to 2002           $2,417,784        2021 and prior
           Amount available from year 2002             597,212        2022
           Amount available from year 2003              97,369        2023
           Amount available from year 2004             792,128        2024
                                                    ----------
           Total                                    $3,904,493
                                                    ==========


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

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FORWARD-LOOKING STATEMENTS

Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) the ability of the Company to locate and recover assets of the Company; (ii) the ability of the Company to complete a business combination or merger; (iii) the ability or inability to continue operations using the Business Plan. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise


        OVERVIEW AND PLAN OF OPERATIONS

Following the disposition of the shareholder vote and the suit vs. Enhancement Holdings, LLC, the company intends to continue with its marketing plans for the introduction to the market of the Broadband Wireless Visual Communication Subscriber Lines and Virtual Broadband Network. The company intends to meet with major telecommunications providers in an effort to joint venture with them for the purposes of using their infrastructure as a "backbone" provider for the Company. Also, the Company intends to use the joint ventures to develop these and other telecommunication services. During this reporting period the company announced a letter of intent to joint venture with Cassandra Energy of Denver, Colorado. The company also announced a revenue sharing agreement with OME, Lightyear and WEA for the recording artists Ballantine, which is currently available in stores.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Susan Joseph v EDTV

The Company's motion to the court to have the disposition of the case set aside was granted on December 9, 2004. The case was continued to January 25, 2005.

Broadband Wireless International v Enhancement Holdings, LLC

The December 13, 2004 hearing was continued to February 15, 2005.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special shareholder's meeting took place on November 19, 2004 to determine the Company's Board of Directors. The result of the vote would leave seats on the board filled by either the group of Dr Ronald Tripp, Michael Williams and Keith McAllister or the group from Enhancement Holdings, LLC: Paul Harris, Ben Stanley and John Walsh. The group that loses the vote will be removed from the board. The result announced on December 16, 2004 was that the majority of shareholders voted to keep Dr. Ronald Tripp, Michael Williams and Keith McAllister on the Company's Board of Directors and remove Paul Harris, Ben Stanley and John Walsh from the Board.

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

BROADBAND WIRELESS INTERNATIONAL CORPORATION

December 17, 2004

By:  /s/ Dr Ron Tripp
---------------------------------
Dr Ron Tripp
Chief Executive Officer


By: /s/ Darwin Payton
---------------------------------
Darwin Payton
President


By: /s/ Michael Williams
---------------------------------
Michael Williams
Chief Financial Officer