Form 10QSB
period 2004-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2005-03-04
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	75-1441442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8290 West Sahara, Suite 270
Las Vegas, Nevada	89117
(Address of principal executive offices)	(zip code)

(702) 314-6900

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No ____

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2004, was 348,781,638 shares. 5,000,000 of these shares were issued for disputed consulting services and have been rescinded by the Company. As of December 31, 2004 the shares have not been returned to the Company.

Transitional Small Business Disclosure Format (check one):

Yes ____  No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Balance Sheet

Assets
	December 31,	March 31,
	2004 (unaudited)	2004 (audited)
Current assets:
Cash	$ 3,753	$ 362
Prepaid consulting	263,542	-
Refundable deposits	15,000	-
Total current assets	282,295	362

Fixed assets
Office equipment-net	5,050	-

Total assets	$ 287,345	$ 362

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 497,748	$ -
Due to Mobile Wireless	193,725	-
Due to stockholder	-	316,843
	691,472	316,843

Long term liabilities;
Contingent losses	100,000	-
Total liabilities	791,472	316,843

Stockholders' equity;
Preferred Stock, $0.10 par value, 25,000,000 shares authorized, zero shares issued and outstanding	-	-

Common Stock, $0.0001 par value 400,000,000 shares authorized, 348,781,638 and 228,776,854 at December 31, 2004 and March 31, 2004	34,879	22,878

Paid in capital	6,453,487	5,284,621

Treasury stock	(1,400)	(1,400)

Accumulated deficit	(6,991,093)	(5,622,580)

Total stockholders' equity (deficit)	(504,127)	(316,481)

Total liabilities and stockholders' equity	$ 287,345	$ 362

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Operations

(unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2004	2003 (1)	2004	2003 (1)
Revenue:
Royalty revenue and other income	$ 8,105	$ 106,305	$ 10,810	$ 160,860

Expenses:
Depreciation	266	-	266	32,866
General and administrative expenses	39,747	103,974	212,351	109,899
Legal, professional and consulting	353,025	-	1,066,705	3,000
Total expenses	393,038	103,974	1,279,322	145,765

Contingent (losses)	(100,000)	-	(100,000)	-

Income (loss) before income taxes	(484,933)	2,331	(1,368,512)	15,095

Provision for income taxes	-	-	-	-

Net income (loss)	$ (484,933)	$ 2,331	$ (1,368,512)	$ 15,095

Basic earnings and diluted (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares	343,951,638	205,976,854	303,624,123	228,155,607

(1) THESE FINANCIAL STATEMENTS SHOULD NOT BE RELIED UPON, MANAGEMENT IS CURRENTLY INVESTIGATING THE VALIDITY OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS. SEE FINANCIAL NOTE 2.

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Cash Flows

(unaudited)

	Nine Months ended December 31,
	2004	2003 (1)
Cash flows from operating activities
Net Income (Loss)	$ (1,368,513)	$ 15,096
Adjustments to Net Income (Loss)
Depreciation	266	32,866
Prepaid Consulting	(263,542)	(500,000)
Refundable Deposits	(15,000)	-
Other Items	100,000	166,156
Change in Payables	497,748	(13,111)
Net cash (used) by operating activities	(1,049,042)	(298,993)

Cash flows from investing activities
Fixed Assets	(5,316)	-
Net cash (used) in investing activities	(5,316)	-

Cash flows from financing activities
Due to Mobile Wireless	193,725	-
Payments on Stockholder Loan	(316,834)	-
Common Stock	12,001	(312,239)
Additional Paid-In Capital	1,168,866	812,239
Net cash provided by financing activities	1,057,749	500,000

Net increase in cash	3,391	201,007
Cash - beginning	362	(134,440)
Cash - ending	$ 3,753	$ 66,567

(1) THESE FINANCIAL STATEMENTS SHOULD NOT BE RELIED UPON, MANAGEMENT IS CURRENTLY INVESTIGATING THE VALIDITY OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS. SEE FINANCIAL NOTE 2.

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Broadband Wireless International Corporation (the "Company") was originally incorporated in the state of Nevada under the name Black Giant Oil Company on July 23, 1973. On February 10, 2000, the Company changed its name to Broadband Wireless International Corporation. The Company's current business plan is to operate as a Virtual Broadband Network Operator (VBNO) service provider. The Company has been unsuccessful during the previous three years in its previous business endeavors and has only recently begun implementing its plan to become a VBNO provider.

The Company holds multiple oil producing interests as a fractional partner in Canadian oil properties currently operated by Talisman Energy Canada of Calgary, Alberta. These properties were inherited from Black Oil Company, the predecessor of Broadband Wireless International Corporation. The fractional interest produces monthly revenue which is currently secured to Mr. David Bernstein, for loan proceeds prior to the reorganization filing of the Company.

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-KSB.

Basis of Presentation

The unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the year ended March 31, 2004.

Revenue Recognition

For the nine-months ended December 31, 2004 and prior, the Company generated minimal revenues from its oil interests. This was recognized when earned. Revenue earned prior to March 31, 2004 are the subject of an ongoing management investigation. Therefore, prior period financials statements should not be relied upon. See Note 2.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common stockholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity. The Company has no potentially dilutive debt or equity. All options are currently anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS no. 148. The Company adopted a plan on June 2, 2004. The maximum number of shares of common stock that may be issued pursuant to the plan is 50,000,000 shares. As of December 31, 2004, 41,000,000 shares have been issued under the 2004 Stock Compensation Plan.

Income Taxes

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

NOTE 2. NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management of the Company has concluded that the Company's financial statements for the unaudited quarterly periods ended June 30, 2003, September 30, 2003 and December 31, 2003 filed on Forms 10-QSB should no longer be relied upon. Further, prior period financial statements may be subject to non-reliance based upon an ongoing management investigation.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2. NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The Company is doing everything in its power to locate and rectify prior period financial statements based on obtaining documentation from previous management.

NOTE 3. GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

NOTE 4. STOCKHOLDERS' EQUITY

The aggregate number of shares of common stock that the Company is authorized to issue is 400,000,000 shares at a par value of $0.0001 and the number of shares of preferred stock that the Company is authorized to issue is 25,000,000 shares at a par value of $0.10.

On March 29, 2004, the Company declared a 10% stock dividend of 20,800,000 shares.

On June 2, 2004, the Company filed a Form S-8 registering 50,000,000 shares of common stock. The shares consist of shares to be issued under the 2004 Stock Compensation Plan.

On October 21, 2004, the Company issued 1,500,000 shares of common stock to Marjone Mamaghani for consulting services. The shares were issued unrestricted pursuant to the S-8 Registration filed on June 2, 2004.

On November 2, 2004, the Company issued 3,000,000 shares of common stock to Dale Godboldo pursuant to his consulting agreement dated April 23, 2004. The shares were issued unrestricted pursuant to the S-8 Registration filed on June 2, 2004.

Stock Issuances in the Quarter for Previous Periods.

On October 1, 2004, the Company issued 2,000,000 shares of common stock to Dale Godboldo pursuant to his consulting agreement dated April 23, 2004. The shares were issued unrestricted pursuant to the S-8 Registration filed on June 2, 2004. The issuance of the stock was backdated to the second quarter ended September 30, 2004.

On October 15, 2004, the Company issued 12,740,000 shares of restricted common stock to 17 investors pursuant to its private placement completed in May of 2003. The issuances were backdated to the second quarter ended September 30, 2004.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 4. STOCKHOLDERS' EQUITY (CONTINUED)

On October 21, 2004, the Company issued 2,000,000 shares of common stock to Keith Hoffman and Davie Phan pursuant to a consulting agreement dated January 27, 2003. The shares were issued unrestricted pursuant to the S-8 Registration filed on June 2, 2004. The issuance of the stock was backdated to the second quarter ended September 30, 2004.

On October 21, 2004, the Company issued 5,000,000 shares of common stock for consulting services. The shares were issued unrestricted pursuant to the S-8 Registration filed on June 2, 2004. The Company subsequently rescinded the 5,000,000 shares due to non-performance of the consultant. As of December 31, 2004 the shares have not been returned to the Company.

There were no other equity transactions during the nine months ended December 31, 2004.

NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company has no leases.

Enhancement Holdings, LLC

On December 28, 2002, the Company contracted with Enhancement Holdings, LLC and Stanley Holdings Business Trust to provide collateral to facilitate a line of credit. As part of the original agreement three of the principals of Enhancement also became directors of the Company. On May 12, 2004, the Company filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States District Court for the District of Nevada on May 19, 2004. The lawsuit arises out of the agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a guaranty to facilitate the acquisition of a line of credit for the Company. On June 8, 2004, the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the Company. On June 16, 2004, the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved to the extent that it prohibited Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as directors of the Company. The court also ordered the Company to hold a special stockholders election to determine who should serve as the Company's directors. According to the special meeting held on December 9, 2004, the Company announced the removal of Paul Harris, Ben Stanley and John Walsh as Directors of the Company effective December 16, 2004.

Susan Joseph v. EDTV

The Company's motion to the court to have the disposition of the case set aside was granted on December 9, 2004. The case was continued to January 25, 2005. The Company is currently in negotiations with Joseph's attorney to settle the case. The Company anticipates that it will cost the Company $100,000 to defend the case. The stock Joseph is asking for is approximately worth $100,000 at the Company's current stock price. The Company has recorded a contingent

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. CONTINGENCIES AND COMMITMENTS (CONTINUED)

liability of $100,000 in its December 31, 2004 financial statements to account for the anticipated settlement of the case.

Suit by Former Contractor

A former contract consultant filed suit against the Company for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. Management feels that this suit is without merit and therefore no loss has been recorded.

Rescission of Stock Issued to Consultant

As of December 31, 2004, Company rescinded the 5,000,000 shares issued to a consultant on October 21, 2004, due to non-performance of the consultant. As of December 31, 2004 the shares have not been returned to the Company. Because the Company has not received the 5,000,000 shares back, there may be a dispute as to the actual number of shares if any that the Consultant is due. No adjustments have been made to the December 31, 2004 financials.

NOTE 6. RELATED PARTY TRANSACTIONS

Payable to Stockholder

During the nine months ended December 31, 2004, the Company borrowed funds from two stockholders to cover administrative expenses. These are demand notes with no interest.

Payable to Mobile Wireless

Mobile Wireless is a company which has common ownership and management with the Company. This is a demand note which currently carries no interest.

NOTE 7. PREPAID CONSULTING

For the nine months ended December 31, 2004, the Company prepaid for services to be rendered on a monthly basis. As the services are being performed the amounts reflected in the statements are being decreased accordingly.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures;

  the unavailability of funds to maintain operations; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operations" in this document.

        In this filing references to "Company," "we," "our," and/or "us," refers to Broadband Wireless International Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Broadband Wireless International Corporation, originally incorporated in the State of Nevada on July 23, 1973 under the name Black Giant Oil Company, was initially organized for the purpose of engaging in exploration for oil and gas. From 1986 to 1997, the Company functioned essentially as a "public shell" because it had no operations and continued to be publicly traded.

        As a result of the decline of oil prices in 1998 and 1999, our Board of Directors began searching for other business opportunities and entered into an agreement with a wireless Internet and telecommunication company. As part of the effort to implement the shift in business focus, we amended our Articles of Incorporation changing our name from Black Giant Oil Company to Broadband Wireless International Corporation on February 10, 2000.

        We still own some oil and gas leases and we are currently in negotiations with a company who will agree to manage our current oil and gas leases and assist us in maintaining revenue from our leases.

        On May 12, 2004, we filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States District Court for the District of Nevada on May 19, 2004. The lawsuit arises out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a guaranty to facilitate the acquisition of a line of credit for the Company. On June 8, 2004, the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the Company. On June 16, 2004, the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved to the extent that it prohibited Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as directors of the Company. The court also ordered the Company to hold a special stockholders election to determine who should serve as the Company's directors.

        According to the special meeting held on December 9, 2004, we announced the removal of Paul Harris, Ben Stanley and John Walsh as Directors of the Company effective December 16, 2004. See Item 4. Submission of Matters to a Vote of Security Holders for a further description.

        Effective February 16, 2005, the Board of Directors accepted the resignation of Michael Williams and Keith McAllister as Officers of the Company and re-appointed both gentlemen as Directors of the Company. In addition, the Board of Directors re-appointed Darwin R. Payton Sr. as President of the Company, Dr. Ronald Tripp as CEO of the Company and appointed Marjone Mamaghani as Secretary and Treasurer of the Company.

        We are a Virtual Broadband Network Operator (VBNO) service provider. Our current business plan is to deliver fixed price, unlimited use, broadband Internet and Visual Communications Access with an integrated local and long-distance Voice over GRID Protocol (VOGP) phone services for residential and business markets. Our VOGP distribution and decentralized service is intended to give our customers the ability to harness the power of their own personal computer and their communications network with converged applications for voice and data.

        We have designed our service offering in an attempt to provide a new revenue stream for broadband network and infrastructure companies, content providers, and advertisers by partnering and selling their services bundled with applications that consumers and enterprises are currently demanding.

        Our target client segments are:

  Residential - targeting new and existing broadband subscribers in the U.S. Home communications are optimized with powerful, family-friendly features that help manage the frantic pace of today's lifestyle.

  Small and Medium Enterprises (SME) - targeting Small Office Home Office (SOHO) and companies with less than 500 employees. SME offices of any size enjoy the same feature functionality of large enterprises at significant savings.

  Teleworkers - a growing segment of the workforce. Teleworkers become more productive and gain enhanced mobility by accessing voice and data through a secure residential business connection.

  Ethnic Markets - targeting new and existing broadband subscribers in the U.S. concentrating on ethnic markets in selected regions of the country. The estimated foreign-born population in the U.S. is 32.5 million [52% form Latin America, 25% from Asia, 15% from Europe and 8% from the rest of the world (US Census)].

Operation Plan

        During the next twelve months we plan to continue our marketing plans for the introduction to the market of the Broadband Wireless Visual Communication Subscriber Lines and Virtual Broadband Network. We intend to meet with major telecommunications providers in an effort to joint venture with them for the purposes of using their infrastructure as a "backbone" provider for the Company. Also, we intend to utilize joint ventures to develop these and other telecommunication services.

        We recently executed a letter of intent to joint venture with Cassandra Energy of Colorado, a Nevada corporation. The letter of intent outlines the basic parameters under which Cassandra Energy would agree to joint venture with us to manage our current oil and gas leases and assist in maintaining revenue from our leases. We are working together with Cassandra Energy to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which would provide the specific details regarding the terms and conditions of the joint venture. Upon completion of a definitive agreement we will file a Form 8-K.

        We have also entered into a revenue sharing agreement with OME, Lightyear and WEA for the recording artists Ballantin, which is currently available in stores. Pursuant to the agreement we will derive approximately 20% of all sales derived from sales.

Non-Reliance of Previously Issued Financial Statements

        We are unable to provide comparisons with our financial statements for the unaudited quarterly periods ended June 30, 2003, September 30, 2003 and December 31, 2003 because our management has concluded that our financial statements for those periods should no longer be relied upon. Management is doing everything in its power to locate and rectify prior period financial statements based on obtaining documentation from previous management. The accounting errors arose in connection with prior management's misrepresentation or misapplication of GAAP and its failure to maintain adequate internal controls and appropriate books and records.

Business Trends

        Our future results of operations will be impacted by a number of factors influencing the telecommunications industry as follows:

  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our response to industry competition will include initiatives to retain and win-back customers by rolling out new or expanded services such as wireless, in-region long distance, DSL, video and VoIP and the bundling of expanded feature-rich products.

  We expect technology substitution such as wireless substitution for wireless telephones, cable telephony substitution for wireless telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses.

  Our results may be impacted by regulatory responses to the competitive landscape for both local and long-distance services.

  We expect business users of telecommunication services to increasingly want to receive all their services from one provider.

Operating Expense Trends

        Our expenses will be impacted by shifting demand due to increased competition and the expansion of our product offerings. These and other factors will lead to some of the following trends that will affect our operating expenses:

  Increased variable expenses. Expenses associated with our product offerings outside our local market may tend to be more variable in nature. The mix of products we expect to sell, combined with regulatory and market pricing pressures, may depress operating margins. In addition, facility costs (described below) are not always reduced at the same rate that revenue declines due to long-term contract commitments.

  Improved facility costs. Facility costs are third-party telecommunications expenses we will incur to connect customers to networks or to end-user product platforms not owned by us. As revenue decreases, associated facilities costs may not always reduce at the same rate that revenue declines.

        In order to improve operational efficiencies and in case revenues decline, we plan on implementing restructuring plans. We will be constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will evaluate our staffing levels and cost structure as deemed necessary.

Critical Accounting Policies

        The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, cost of providing service, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill, intangible assets, depreciation, restructuring, and contingencies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes its critical accounting policies impact the more significant judgments and estimates used in the preparation of its financial statements. Additionally, the Company's management has discussed and reviewed the critical accounting policies and estimates with its Board of Directors'.

Policies and Estimates that could Materially Impact Future Results of Operation

        Loss Contingencies and Litigation Reserves

        We are involved in legal proceedings, as described in more detail in Item 1 - Legal Proceedings in this report. We assess potential losses in relation to these pending matters. We have recorded a contingent liability in our financial statements to account for the estimated loss in one of our legal matters. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of such matters, our earnings will be increased or decreased accordingly and if the difference are material, our consolidated financial statements could be materially impacted.

Liquidity and Capital Resources

        A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

        Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligation for the next 12 months.

        We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

        Our initial capitalization requirement is $2,000,000 for initial deployment and business infrastructure. We are in the process of finalizing an agreement that will provide us with $2,000,000 in exchange for a revenue sharing agreement for income derived from subscribers using our Visual Communication Subscriber lines. Upon completion of a definitive agreement we will file a Form 8-K.

        As of December 31, 2004, we had assets of $287,345, and $1,004,339 in liabilities resulting in a stockholders' deficit of $716, 994.

Going Concern

        The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of product and research and development that we will perform for the term of our plan.

        We do not anticipate performing any significant product research and development under our current business plan.

Expected purchase or sale of plant and significant equipment.

        We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Significant changes in the number of employees.

        As of December 31, 2004, we did not have any employees. We are dependent upon our Officers and Directors. We will need to hire full time operational staff as our operations commence.

Resignations, appointments and re-appointments of Officers and Directors.

        Effective February 16, 2005, the Board of Directors accepted the resignation of Michael Williams and Keith McAllister as Officers of the Company and re-appointed both gentlemen as Directors of the Company. In addition, the Board of Directors re-appointed Darwin R. Payton Sr. as President of the Company, Dr. Ronald Tripp as CEO of the Company and appointed Marjone Mamaghani as Secretary and Treasurer of the Company.

Name	Age	Positions and Offices held
Darwin R. Payton Sr.	47	President
Dr. Ronald Tripp	51	CEO and Director
Marjone Mamaghani	33	Secretary and Treasurer
Michael Williams	36	Director (Chairman)
Keith McAllister	47	Director

        Darwin R. Payton Sr., age 47, is President of the Company since June of 2004. Mr. Payton began his career in Los Angeles as chief advisor and business associate of NBA's great Hall of Famer, Earvin "Magic" Johnson. Their relationship, which spanned more than 26 years, actually began at Michigan State University, where Darwin (better known then as the "Little Giant from River Rouge, MI") was team manger for their 1979 NCAA Championship team. Mr. Payton would eventually come to Los Angeles at Magic's request to help launch the West Coast operations for Magic Johnson Enterprise ("MJE"), leaving the Michigan and Chicago operations of MJE. His years with MJE would eventually prove to be a golden era for Magic who would evolve into businesses that would include banks, entertainment, restaurants, movie theaters and sports. Mr. Payton was Executive Vice President of MJE Productions, which he was the catalyst and co-guiding hand in many of Magic's ventures.

        Dr. Ronald Tripp, age 51, is CEO and a Director of the Company since December of 2002. Dr. Tripp was seated with the Company's Board of Directors in December 2001, and was elected President of the Company in August 2001 and held the position until promoted to CEO of the Company in 2004. Dr. Tripp is a Chiropractic Physician and maintains his private practice in Norman, Oklahoma, established in 1980. Since 1997, Dr. Tripp has served as President of the Oklahoma Board of Chiropractic Examiners through appointment Governor Frank Keating and current Governor Brad Henry. He is a Delegate to the National Board of Chiropractic Examiners and is currently the District IV Director of the Federation of Chiropractic State Licensing Boards. Dr. Tripp was elected to a second 4 year term in October 2004 as President of USA Judo and is a member of the U.S. Olympic Committee. He is a former representative and President of U.S. Operations of the Mendel Japan Corporation, Tokyo, Japan with a focus on export of U.S. and Canadian products. His personal athletic accomplishments include him as the 1994 FIAS World Champion, 7 times World Medalist, 1994 Olympic Festival Judo Champion, 8 times Olympic Festival Judo Medalist and former member of the University of Oklahoma Wrestling Staff under Hall of Fame Coach Stan Abel from 1980 through 1988. Dr. Tripp, originally from Detroit, Michigan, area, attended Hillsdale College, Michigan and Palmer College, Davenport, Iowa, where he received his doctorate degree in 1979.

        Marjone Mamaghani, age 33, is Secretary and Treasurer of the Company since February 16, 2005. Prior to becoming Secretary and Treasurer of the Company, Ms. Mamaghani assisted the Company as Director of Entertainment Client Relations and as Mr. Williams' assistant from 2001 until February 16, 2005. Prior to working with the Company, Ms. Mamaghani co-founded a Las Vegas based magazine known as "What's the 411". The magazine features everything you need to know about Las Vegas; from the best restaurants, to the best art galleries, featured Chef's of the month and interviews with celebrities. This magazine caught the interest of the largest publications in Las Vegas and talk show personality Howard Stern. To date the concept of the magazine is featured in various states in the U.S.

        Michael Williams, age 36, is Chairman of the Company since August of 2002. Mr. Williams is the co-founder of EDTV which was formed in March of 2001. He has an extensive background in the recording industry. Prior to EDTV he was COO of O2 Entertainment Inc. (an AMEX company) from 2000 until 2001. His experience has included the administrative and career management of Snoop Doggy Dog, Eddie Jones and others. He began his executive career at A&M Records under John McClain, Herb Alpert and Jerry Moss, and then moved on to Island Records, signing a two million dollar contract as an artist, songwriter and producer under Kevin Fleming and Chris Blackwell. As a hobby, Mr. Williams also owns a piece of prominent record label under WEA (Warner Electric Atlantic) and Warner Music Group. He holds a B. Sc. in Management.

        Keith McAllister, age 47, is a Director of the Company since August of 2002. Mr. McAllister is an entrepreneur with a vast history of successful ventures. He is the co-founder and chairman of Mobile Wireless Security ("MWLS") and President and a member of the Board of Directors of WorldVuer. From March of 2001 through August of 2002, Mr. McAllister was President of Entertainment Direct TV and was responsible for the development of strategic opportunities for the company. Prior to co-founding EDTV, Mr. McAllister was CEO of Dudley Bernichi Diamonds in Cape Town, South Africa, exporting investment grade diamonds from South Africa to North America from 1998 through 2000. Mr. McAllister developed his international business experience as a restaurateur and nightclub owner of five properties in Detroit, Toronto and Cape Town.

Consultant

        On April 23, 2004, we entered into a Consulting Agreement with Dale Godboldo, wherein he agreed to initiate introductions from his own relationships with Artists and/or Companies that could use our services. Also, setting up introductory meetings and assisting us in closing those opportunities. Mr. Godboldo agreed to arrange for a distribution deal for us with or ultimately through a major record label. The term of the agreement is for 12 months commencing on April 23, 2004. We agreed to compensate Mr. Godboldo 6,000,000 shares of unrestricted common stock pursuant to an S-8 Registration filed on June 2, 2004. As of this filing we have issued Mr. Godboldo 5,000,000 shares of unrestricted stock.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The Company has lost money and losses may continue in the future, which may cause us to curtail operations.

        Since our inception we have not been very profitable and have lost money on both a cash and non-cash basis. For the nine months ended December 31, 2004 we incurred net losses of $1,093,513. Our accumulated deficit at the end of December 31, 2004 was $6,716,093. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

The Company may need to raise additional capital or debt funding to sustain operations.

        Unless we can become profitable with the existing sources of funds we have available and our operations, we will require additional capital to sustain operations and we will need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we will have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price or potentially cause a loss of our stockholder investment.

We have been the subject of a going concern opinion for the years ended March 31, 2004 and March 31, 2003 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

        Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2004 and March 31, 2003, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to a working capital deficit, which means that our current assets on March 31, 2004 and for the Quarter ended December 31, 2004, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

        We had a working capital deficit for the year ended March 31, 2004 and for the Quarter ended December 31, 2004, which means that our current liabilities exceeded our current assets on March 31, 2004 by $316,481 and by $722,044 on December 31, 2004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2004, and on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is deemed to be "Penny Stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

        Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a "recognized" national exchange;

  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

        Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

        Our success largely depends on the efforts and abilities of our Officers and Directors. The loss of their services could materially harm our business because of the cost and time necessary to find successors. Such a loss would also divert management attention away from operational issues. We do not have other key employees who manage our operations. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff, when required.

We may not be able to compete effectively in markets where our competitors have more resources.

        Most of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. Based on total assets and annual revenues, we are significantly smaller than many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. If we compete with our primary competitors for the same geographical markets and customer base, their financial strength could prevent us from capturing those markets. We may not successfully compete in any market in which we intend to conduct operations in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

Our limited operating history makes it difficult to forecast our future results.

        As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cause us to terminate our business operations.

Intense competition may result in reduced revenues and profitability.

        The market for the provision of Internet access to individuals and small businesses is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect competition to intensify. We believe that the primary competitive factors for success in this market are a reputation for reliability and service, competitive pricing, effective customer support, creative marketing, easy-to-use software and geographic coverage. Other important factors include the timing of introductions of new products and services, as well as industry and general economic trends.

        We face increased competition from certain ISPs that provide free Internet access to consumers. Under this "free access" business model, revenues are derived primarily from companies that place advertisements in small banners or windows on users' computer screens while they are online. Subscribers are generally required to provide demographic information which is used by advertisers to deliver targeted messages to the users' screens that cannot be closed or removed. ISPs employing this business model could continue to attract a sizable number of users and exert pressure on prices.

        As a result of the increase in competitors and vertical and horizontal integration in the industry, we face significant competition, including pressure to reduce prices. Our current Competitors include Internet service providers and on-line service providers with a significant national presence that focus on individual and small business subscribers, such as America Online, EarthLink and Prodigy. Most of these competitors have significantly broader market presence and brand recognition and greater financial, technical and marketing resources. They also have extensive coast-to-coast access to Internet backbones, which provides greater scalability and the ability to provide better service quality. We also compete with independent regional and local Internet service providers, computer hardware and software and other technology companies (such as IBM, Microsoft, Dell and Gateway), as well as wireless communications companies, satellite companies and nonprofit or educational Internet access providers.

        All the major long-distance companies, including AT&T, Qwest, MCI WorldCom and Sprint, compete with us by offering Internet access services. Local exchange carriers, including regional Bell operating companies and competitive local exchange carriers, have also entered the ISP market. Long-distance and local carriers are moving toward horizontal integration through acquisitions of, and joint ventures with, ISPs. Accordingly, we expect increased competition from traditional telecommunications carriers for customers and potential acquisitions. These telecommunications carriers have nationwide networks and substantially greater financial, technical and marketing resources. Telecommunications providers also have the ability to bundle Internet access with basic local and long-distance telecommunications services. In addition, some long-distance companies are promoting their services by offering consumers free Internet access. Such bundling of services may make it difficult for us to compete with telecommunications providers and may force us to lower prices, resulting in reduced revenues.

        New competitors, including large computer hardware and software, media and telecommunications companies, may continue to enter the Internet services market, resulting in greater competition. In particular, we may face increased competition from companies that provide connections to consumers' homes, including cable companies, electric utility companies and wireless communications companies. For example, cable companies offer Internet access through their cable facilities at significantly faster rates than existing modem speeds. These companies can bundle Internet access with basic services or offer access for a nominal charge. In addition, they could deny us access to their networks.

        Competition could also result in increased selling and marketing expenses, related customer acquisition costs and customer attrition, all of which could adversely affect our operations and financial condition. We may not be able to offset the effects of such increased costs.

Our growth strategy will be harmed if the market for broadband access fails to develop or if other broadband offerings are more successful than ours.

        The market for broadband services is in an early stage of development. There is no assurance if or when broadband services will gain wide acceptance by consumers. In addition, other methods of broadband delivery, such as cable or wireless transmission, could prove to be more successful than ours.

If we fail to adapt to technology trends and evolving industry standards, we will not be competitive.

        Our industry is subject to rapidly changing technology, evolving industry standards, changes in subscriber needs and frequent new service introductions. Our success depends, in part, on our ability to meet changing subscriber needs on a timely and cost-effective basis. We must improve our existing services, develop new services and continue to develop and expand our technical expertise. We may not be successful in those endeavors. Our ability to compete successfully is also dependent upon the compatibility and interoperability of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet services, we do not know that industry standards will be established or, if they are established, that we will be able to conform to them in a timely fashion and maintain a competitive position. In addition, there is a risk that services or technologies developed by others will render our services or technologies uncompetitive or obsolete.

        We are also at risk to fundamental changes in the way Internet access is delivered. Currently, Internet services are accessed primarily by computers connected by telephone lines. Many alternative methods to access the Internet are available or under development, including cable modems, screen based telephones, satellite technologies, wireless telecommunications technologies and other consumer electronic devices. As these alternative methods gain greater use, or as subscriber requirements change the way Internet access is provided, we will have to develop or use new technology to remain competitive. Adjusting to such technological advances may require substantial time and expense, and we may not succeed in addressing these competitive pressures or adapting our business to alternative access methods.

Network capacity constraints or systems failures could cause us to lose subscribers.

        Our business depends on the capacity, reliability and security of our network infrastructure. Delays or failures in connectively could cause us to lose subscribers. We must expand and adapt our network infrastructure as the number of subscribers increases and the amount of information transferred expands. The expansion and adaptation of network infrastructure will require substantial financial, operational and management resources. We may not be able to timely expand or adapt our network infrastructure to meet additional demand or changing subscriber requirements at a reasonable cost or at all.

        Capacity constraints may occur in system-wide services, such as e-mail or newsgroups, or in particular POPs. We could experience delayed delivery from suppliers of new telephone lines, modems, terminal servers and other equipment. If these delays are severe, incoming modem lines may become full during peak times. Further, if we do not maintain sufficient bandwidth capacity in our network connections, subscribers will experience a slowdown of Internet services. Similar problems can occur if we are unable to expand the capacity of our servers for e-mail, newsgroups and the World Wide Web fast enough to keep up with increasing demand. New broadband technologies will cause increasing congestion on the Internet backbone.

        Damage to our equipment from fire, earthquakes, power loss, telecommunications failures and similar events could cause service interruptions. Despite precautions, natural disasters or other unanticipated problems at our headquarters, network hub or a POP could cause service interruptions. We do not currently maintain fully redundant Internet services, backbone facilities or telecommunications networks. System failures could result in a loss of subscribers.

We are dependent on telecommunications carriers and other suppliers.

        We intend to rely on local telephone companies and other companies to provide data communications capacity. These providers may experience disruptions of service or have limited capacity, which could disrupt our services. We may not be able to replace or supplement these services on a timely basis or at all. In addition, local phone service is sometimes available only from a local monopoly telephone company. Telecommunications carriers could prevent us from delivering Internet access through their data transmission networks. Because we will rely on third-party telecommunications companies for our backbone connections to the Internet, we face limitations on our ability to serve our subscribers, including the following:

  we will not control decisions regarding availability of service at any particular time;

  we may not be able to deploy new technologies because our telecommunications providers may not be able to support that technology on their backbones;

  we may not be able to establish new POPs rapidly enough to respond to increased subscriber demand; and

  we may not be able to negotiate favorable interconnectivity agreements with other Internet service providers.

        Our operations and services could be interrupted if our third-party network providers or telecommunications providers experience systems failures or equipment damage due to fire, earthquakes, power loss and similar events. Thus, any such event could cause us to lose subscribers, which would have an adverse effect on our business and financial condition.

        We will be dependent on third-party suppliers of hardware components. Increasing demand for these components places a significant strain on suppliers. There could be delays and increased costs in expanding our network infrastructure if alternative sources of supply are unavailable.

        Our telecommunications providers may sell or lease their products and services to our competitors. They may enter into exclusive arrangements with our competitors or stop selling or leasing their products or services to us at commercially reasonable prices or at all. In addition, our telecommunication providers may become our direct competitors.

Our network may be vulnerable to security risks, such as hacking and viruses.

        Despite security measures, our network infrastructure may be vulnerable to computer viruses, hacking or similar problems caused by subscribers or other persons. Computer viruses or problems could lead to interruptions, delays or cessation in service, causing subscribers to seek services from other providers. Inappropriate use of the Internet by third parties could jeopardize the security of confidential information stored in our computer systems or our subscribers' computer systems. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions. Any network malfunction, overload or security breach could cause these transactions to be delayed, not completed at all or completed with compromised security, which may result in claims against us. Further, the security and privacy concerns of existing and potential Internet users may inhibit the growth of the Internet, our subscriber base and revenues.

Item 3. Controls and Procedures.

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Susan Joseph v. EDTV

        Our motion to the court to have the disposition of the case set aside was granted on December 9, 2004. The case was continued to January 25, 2005. We are currently in negotiations with Joseph's attorney to settle the case. We anticipate that it will cost the Company $100,000 to defend the case. The stock Joseph is asking for is approximately worth $100,000 at current stock price. We have recorded a contingent liability of $100,000 in our December 31, 2004 financial statements to account for the anticipated settlement of the case.

Broadband Wireless International Corporation v. Enhancement Holdings, LLC.

        On May 12, 2004, we filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States District Court for the District of Nevada on May 19, 2004. The lawsuit arises out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a guaranty to facilitate the acquisition of a line of credit for the Company. On June 8, 2004, the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the Company. On June 16, 2004, the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved to the extent that it prohibited Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as directors of the Company. The court also ordered the Company to hold a special stockholders election to determine who should serve as the Company's directors. The case was set for hearing on December 13, 2004 but was continued to February 15, 2005.

        After the removal of Paul Harris, Benjamin Stanley and John Walsh from our board of directors and due to the fact that they have no assets to attach, we decided it would be in the best interest of the Company to dismiss the case without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On October 21, 2004, we issued 1,500,000 shares of our common stock to Marjone Mamaghani for consulting services. The shares were issued unrestricted pursuant to an S-8 Registration filed on June 2, 2004.

        On November 2, 2004, we issued 3,000,000 shares of our common stock to Dale Godboldo pursuant to its consulting agreement dated April 23, 2004. The shares were issued unrestricted pursuant to an S-8 Registration filed on June 2, 2004.

Stock Issuances in the Quarter for Previous Periods.

        On October 15, 2004, we issued 12,740,000 shares of restricted common stock to 17 investors pursuant to our private placement completed in May of 2003. The issuances were backdated to the second quarter ended September 30, 2004 to be consistent with the dates when the money was received by the Company. We believe that the issuance and sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation D Section 4(2), Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

        On October 1, 2004, we issued 2,000,000 shares of common stock to Dale Godboldo pursuant to his consulting agreement dated April 23, 2004. The shares were issued unrestricted pursuant to an S-8 Registration filed on June 2, 2004. The issuance of the stock was backdated to the second quarter ended September 30, 2004.

        On October 21, 2004, we issued 2,000,000 shares of common stock to Keith Hoffman and Davie Phan pursuant to a consulting agreement dated January 27, 2003. The shares were issued unrestricted pursuant to an S-8 Registration filed on June 2, 2004. The issuance of the stock was backdated to the second quarter ended September 30, 2004.

        On October 21, 2004, we issued 5,000,000 shares of common stock for consulting services. The shares were issued unrestricted pursuant to an S-8 Registration filed on June 2, 2004. We subsequently rescinded the 5,000,000 shares due to non-performance of the consultant. As of the date of this filing the shares have not been returned to us.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        By order to the Federal Court in Las Vegas, Nevada, we held a special stockholder's meeting on December 9, 2004 solely to vote on the removal of Paul Harris, Ben Stanley and John Walsh from the Company's Board of Directors. The meeting was initially scheduled to occur on November 29, 2004, however it was adjourned to December 2, 2004 and further adjourned to December 9, 2004 because of our inability to obtain a quorum. There were no other matters before the stockholders at the meeting. The effective date of the Director's removal was December 16, 2004.

        Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on October 15, 2004, were entitled to vote. The number of outstanding shares at the time was 337,281,638. The required quorum of stockholders was present at this meeting.

Item 5. Other Information.

        None.

Item 6. Exhibits.

31.1*	Certification of Dr. Ron Tripp, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Dr. Ron Tripp, CEO pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Registrant)

By:/S/Dr. Ronald Tripp

Dr. Ronald Tripp, Chief Executive Officer

(On behalf of the registrant and as

principal accounting officer)

Date: March 3, 2005