Form 10KSB
period 2005-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2005-07-18
CIK 12388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08507

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Nevada	75-1441442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8290 West Sahara, Suite 270
Las Vegas, Nevada	89117
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number including area code: (702) 314-6900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended March 31, 2005. $25,616

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of June 30, 2005 was $4,238,501.61 based on a share value of $0.0135.

The number of shares of Common Stock, $0.0001 par value, outstanding on June 30, 2005 was 348,781,638 shares. 5,000,000 of these shares were issued for disputed consulting services as the Company is contemplating whether to rescind the shares.

Transitional Small Business Disclosure Format (check one):    Yes ___    No X

BROADBAND WIRELESS INTERNATIONAL CORPORATION
FOR THE FISCAL YEAR ENDED
MARCH 31, 2005

Index to Report
on Form 10-KSB

PART II

PART III

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

In this form 10-KSB references to "Broadband", "the Company", "we," "us," and "our" refer to BROADBAND WIRELESS INTERNATIONAL CORPORATION.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

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

We own several Oil & Gas Overriding Royalty interest in oil and gas properties operated by Talisman Oil & Gas of Calgary, Alberta, Canada. These properties had an original capitalized cost of $6,372 which was fully depleted years ago. The properties continue to produce hydrocarbons in commercial quantities.

On May 12, 2004, we filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States District Court for the District of Nevada on May 19, 2004. The lawsuit arose out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a guaranty to facilitate the acquisition of a line of credit for the Company. On June 8, 2004, the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the Company. On June 16, 2004, the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved to the extent that it prohibited Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as directors of the Company. The court also ordered the Company to hold a special stockholders election to determine who should serve as the Company's directors.

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

(b) Business of Issuer

Broadband intends to be a Virtual Broadband Network Operator (VBNO) service provider. Our current business plan is to deliver fixed price, unlimited use, broadband Internet and Visual Communications Access with an integrated local and long-distance Voice over GRID Protocol (VOGP) phone services for residential and business markets. Our VOGP distribution and decentralized service is intended to give our customers the ability to harness the power of their own personal computer and their communications network with converged applications for voice and data.

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

On January 30, 2005, we entered into a License Agreement with WorldVuer, Inc., wherein WorldVuer agreed to non-exclusively license to us its Visual Communication Subscriber Line (VCSL) concept and related technologies, which are a bundled Visual Communication Subscriber Line platform and a service model to deliver interactive communications trade and commerce service via video and/or voice and data over a dedicated Virtual Broadband Network (VBN). WorldVuer also agreed to provide us with a sufficient number of qualified and skilled personnel to perform the Services necessary to maintain the product quality of the VCSL and provide us with all necessary equipment, tools and other material necessary to complete the technology and maintain our quality of market. We agreed to issue WorldVuer 60,000,000 shares of our common stock and pay WorldVuer a 15% annual royalty on net revenues generated under the license, payable quarterly. We agreed to register the 60,000,000 shares in our next registration filing with the SEC. The term of this agreement is for 5 years. As of the date of this filing the 60,000,000 shares have not been issued. Further, we do not have enough authorized shares of common stock to issue the 60,000,000 shares. As a consequence we will be required to have a stockholders meeting to vote on an increase in our authorized common stock.

Competition

We face significant competition in the markets for business and consumer Internet access, network access and voice services and we expect this competition to intensify. The principal bases of competition in our markets include price performance, discounted rates for bundles of services, breadth of service availability, reliability of service, network security, and ease of access and use.

Personnel

We currently do not have any employees. We are dependent upon our Officers and Directors. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of consultants to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive office is located at 8290 West Sahara, Suite 270, Las Vegas, Nevada 89117. The property is approximately 800 square feet. Our lease is month to month with a payment of approximately $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

Susan Joseph v. EDTV

This suit was filed by Susan Joseph, a former contract consultant for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. As of March 31, 2005, the case was settled for $45,000 of which the Company has paid in full.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company is eligible to participate in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol "BBAN". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Fiscal 2004		Fiscal 2005
	High	Low	High	Low
1st Quarter	0.021	0.032	0.295	0.023
2nd Quarter	0.08	0.012	0.039	0.009
3rd Quarter	0.077	0.032	0.021	0.008
4th Quarter	0.075	0.032	0.04	0.0125

(b) Holders of Common Stock

As of June 30, 2005, we had approximately 3,388 stockholders of record of the 348,781,638 shares outstanding. As of March 31, 2005, the closing price of our shares of common stock was $0.0125 per share.

(c) Dividends

On March 29, 2004, we declared a 10% stock dividend of 20,800,000 shares to all of our stockholders.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2000 Stock Option Plan

The following description applies to the stock option plan which was adopted in April 17, 2000; 4,925,000 options have been granted under this plan as of the date of this filing.

We have reserved for issuance an aggregate of 8,000,000 shares of common stock under the 2000 Stock Option Plan. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plan) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the stock option plan. The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plan.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Equity Compensation Plan

We currently maintain an equity compensation plan to which incentive shares of common stock may be granted to employees, directors and consultants. This 2004 equity compensation plan was adopted by our board of directors on June 2, 2004 and has not been approved by our stockholders. The following table sets forth information as of March 31, 2005 regarding outstanding shares granted under the plan and reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	3,075,000 (1)	$ 0.08	9,000,000 (2)

Total	3,075,000	$ 0.08	9,000,000

  Commons stock available for issuance under our 2000 stock option plan, which we have issued 4,925,000 shares of common stock as of March 31, 2005.

  Common stock available for issuance under our 2004 equity compensation plan, which we have issued 41,000,000 shares of common stock as of March 31, 2005.

In our 2004 Equity Compensation Plan, we have reserved for issuance an aggregate of 50,000,000 shares of common stock of which 41,000,000 shares have been issued. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

On January 30, 2005, we agreed to issue 60,000,000 shares of our common stock with registration rights to WorldVuer, Inc., pursuant to the License Agreement executed on January 30, 2005. As of the date of this filing the shares have not been issued. Further, we don't have enough authorized shares of common stock to issue the 60,000,000 shares. As a consequence we will be required to have a stockholder meeting to vote on an increase in our authorized common stock. We believe that the sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6. PLAN OF OPERATION

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following review of operations for the year ended March 31, 2005 should be read in conjunction with our Financial Statements and Notes included in this Form 10-KSB.

OVERVIEW AND OUTLOOK

We intend to be a Virtual Broadband Network Operator (VBNO) service provider. Our current business plan is to deliver fixed price, unlimited use, broadband Internet and Visual Communications Access with an integrated local and long-distance Voice over GRID Protocol (VOGP) phone services for residential and business markets. Our VOGP distribution and decentralized service is intended to give our customers the ability to harness the power of their own personal computer and their communications network with converged applications for voice and data.

On January 30, 2005, we executed a License Agreement with WorldVuer. The License gives us a bundled Visual Communication Subscriber Line platform with a Virtual Broadband Network Operating system service offering.

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

As of the date of this filing our letter of intent to joint venture with Cassandra Energy of Colorado, a Nevada corporation has expired. The letter of intent outlined the basic parameters under which Cassandra Energy would agree to joint venture with us to manage our current oil and gas leases and assist in maintaining revenue from our leases. We continue to work together with Cassandra Energy to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which would provide the specific details regarding the terms and conditions of the joint venture. Upon completion of a definitive agreement we will file a Form 8-K.

We have also entered into a revenue sharing agreement with OME, Lightyear and WEA for the recording artists Ballantin, which is currently available in stores. Pursuant to the agreement we will derive approximately 20% of all sales derived from sales. As of the date of this filing we have not received any revenues from this agreement.

Non-Reliance of Previously Issued Financial Statements

Management has concluded that our financial statements for the unaudited quarterly periods ended June 30, 2003, September 30, 2003 and December 31, 2003 filed on Forms 10-QSB should no longer be relied upon. Further, prior period financial statements may be subject to non-reliance based upon an ongoing management investigation. The accounting errors arose in connection with prior management's misrepresentation or misapplication of GAAP and its failure to maintain adequate internal controls and appropriate books and records.

Business Trends

Our future results of operations will be impacted by a number of factors influencing the telecommunications industry as follows:

  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our response to industry competition will include initiatives to retain customers by rolling out new or expanded services such as wireless, in-region long distance, DSL, video and VoIP and the bundling of expanded feature-rich products.

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

  Increased variable expenses. Expenses associated with our product offerings may tend to be variable in nature. The mix of products we expect to sell, combined with regulatory and market pricing pressures, may depress operating margins. In addition, facility costs (described below) are not always reduced at the same rate that revenue declines due to long-term contract commitments.

  Improved facility costs. Facility costs are third-party telecommunications expenses we will incur to connect customers to networks or to end-user product platforms not owned by us. As revenue decreases, associated facilities costs may not always reduce at the same rate that revenue declines.

In order to improve operational efficiencies and in case revenues decline, we plan on implementing restructuring plans. We will be constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will evaluate our staffing needs and cost structure as deemed necessary.

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

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we initiate operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

As of March 31, 2005, we had assets of $16,016, and $592,363 in liabilities resulting in a stockholders' deficit of $576,347.

Going Concern

The Company has sustained net losses for the last several years. Because of the problems created with the SEC receivership and then the bankruptcy it has been difficult to interest investors in the Company. Management will continue to promote the Company. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

As of March 31, 2005, we did not have any employees. We are dependent upon our Officers and Directors. We will need to hire full time operational staff as our operations commence.

Consultant

On April 23, 2004, we entered into a Consulting Agreement with Dale Godboldo, wherein he agreed to initiate introductions from his own relationships with Artists and/or Companies that could use our services. Also, setting up introductory meetings and assisting us in closing those opportunities. Mr. Godboldo agreed to arrange for a distribution deal for us with or ultimately through a major record label. The term of the agreement was for 12 months commencing on April 23, 2004. We agreed to compensate Mr. Godboldo 6,000,000 shares of unrestricted common stock pursuant to an S-8 Registration filed on June 2, 2004. As of March 31, 2005 we have issued Mr. Godboldo 5,000,000 shares of unrestricted stock.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The Company has lost money and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been very profitable and have lost money on both a cash and non-cash basis. For the fiscal year ended March 31, 2005 we incurred net losses of $1,788,370. Our accumulated deficit at the end of March 31, 2005 was $7,411,000. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

We have been the subject of a going concern opinion for the years ended March 31, 2005 and March 31, 2004 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2005 and March 31, 2004, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to a working capital deficit, which means that our current assets on March 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended March 31, 2005 which means that our current liabilities exceeded our current assets on March 31, 2005 by $581,882. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2005 were not sufficient to satisfy all of our current liabilities on March 31, 2005. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

16

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Dr. Ronald Tripp, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Tripp concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Darwin R. Payton Sr.	47	President
Dr. Ronald Tripp	51	CEO, CFO and Director
Marjone Mamaghani	33	Secretary and Treasurer
Michael Williams	36	Director (Chairman)
Keith McAllister	47	Director

Darwin R. Payton Sr., age 47, has been President of the Company since June of 2004. Mr. Payton began his career in Los Angeles as chief advisor and business associate of NBA's great Hall of Famer, Earvin "Magic" Johnson. Their relationship, which spanned more than 26 years, actually began at Michigan State University, where Darwin (better known then as the "Little Giant from River Rouge, MI") was team manger for their 1979 NCAA Championship team. Mr. Payton would eventually come to Los Angeles at Magic's request to help launch the West Coast operations for Magic Johnson Enterprise ("MJE"), leaving the Michigan and Chicago operations of MJE. His years with MJE would eventually prove to be a golden era for Magic who would evolve into businesses that would include banks, entertainment, restaurants, movie theaters and sports. Mr. Payton was Executive Vice President of MJE Productions, which he was the catalyst and co-guiding hand in many of Magic's ventures.

Dr. Ronald Tripp, age 51, has been CEO, CFO and a Director of the Company since December of 2002. Dr. Tripp was seated with the Company's Board of Directors in December 2001, and was elected President of the Company in August 2001 and held the position until promoted to CEO of the Company in 2004. Dr. Tripp is a Chiropractic Physician and maintains his private practice in Norman, Oklahoma, established in 1980. Since 1997, Dr. Tripp has served as President of the Oklahoma Board of Chiropractic Examiners through appointment Governor Frank Keating and current Governor Brad Henry. He is a Delegate to the National Board of Chiropractic Examiners and is currently the District IV Director of the Federation of Chiropractic State Licensing Boards. Dr. Tripp was elected to a second 4 year term in October 2004 as President of USA Judo and is a member of the U.S. Olympic Committee. He is a former representative and President of U.S. Operations of the Mendel Japan Corporation, Tokyo, Japan with a focus on export of U.S. and Canadian products. His personal athletic accomplishments include him as the 1994 FIAS World Champion, 7 times World Medalist, 1994 Olympic Festival Judo Champion, 8 times Olympic Festival Judo Medalist and former member of the University of Oklahoma Wrestling Staff under Hall of Fame Coach Stan Abel from 1980 through 1988. Dr. Tripp, originally from Detroit, Michigan, area, attended Hillsdale College, Michigan and Palmer College, Davenport, Iowa, where he received his doctorate degree in 1979.

Marjone Mamaghani, age 33, has been Secretary and Treasurer of the Company since February 16, 2005. Prior to becoming Secretary and Treasurer of the Company, Ms. Mamaghani assisted the Company as Director of Entertainment Client Relations and as Mr. Williams' assistant from 2001 until February 16, 2005. Prior to working with the Company, Ms. Mamaghani co-founded a Las Vegas based magazine known as "What's the 411". The magazine features everything you need to know about Las Vegas; from the best restaurants, to the best art galleries, featured Chef's of the month and interviews with celebrities. This magazine caught the interest of the largest publications in Las Vegas and talk show personality Howard Stern. To date the concept of the magazine is featured in various states in the U.S.

Michael Williams, age 36, has been Chairman of the Company since August of 2002. Mr. Williams is the co-founder of EDTV which was formed in March of 2001. He has an extensive background in the recording industry. Prior to EDTV he was COO of O2 Entertainment Inc. (an AMEX company) from 2000 until 2001. His experience has included the administrative and career management of Snoop Doggy Dog, Eddie Jones and others. He began his executive career at A&M Records under John McClain, Herb Alpert and Jerry Moss, and then moved on to Island Records, signing a two million dollar contract as an artist, songwriter and producer under Kevin Fleming and Chris Blackwell. As a hobby, Mr. Williams also owns a piece of prominent record label under WEA (Warner Electric Atlantic) and Warner Music Group. He holds a B. Sc. in Management.

Keith McAllister, age 47, has been a Director of the Company since August of 2002. Mr. McAllister is an entrepreneur with a vast history of successful ventures. He is the co-founder and chairman of Mobile Wireless Security ("MWLS") and President and a member of the Board of Directors of WorldVuer. From March of 2001 through August of 2002, Mr. McAllister was President of Entertainment Direct TV and was responsible for the development of strategic opportunities for the company. Prior to co-founding EDTV, Mr. McAllister was CEO of Dudley Bernichi Diamonds in Cape Town, South Africa, exporting investment grade diamonds from South Africa to North America from 1998 through 2000. Mr. McAllister developed his international business experience as a restaurateur and nightclub owner of five properties in Detroit, Toronto and Cape Town.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the fiscal year ended 2005 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during fiscal year ended 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only three officers and three directors operating as the sole management for the Company fiscal year ended March 31, 2005. We believe that as a result of not having employees and the limited interaction which occurs with having only three officers and three directors for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	LTIP payouts	All other compensation
Dr. Ronald Tripp	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 348,781,638 shares of common stock outstanding as of March 31, 2005.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Darwin R. Payton, Sr., President 8290 West Sahara, Suite 270 Las Vegas, Nevada 89117	3,000,000	1%
Dr. Ronald Tripp, CEO and Director 8290 West Sahara, Suite 270 Las Vegas, Nevada 89117	0	0%
Marjone Mamaghani, Secretary/Treasurer 8290 West Sahara, Suite 270 Las Vegas, Nevada 89117	0	0%
Michael Williams, Director (Chairman) 8290 West Sahara, Suite 270 Las Vegas, Nevada 89117	18,858,556	5%
Keith McAllister, Director 8290 West Sahara, Suite 270 Las Vegas, Nevada 89117	12,960,000	4%
All Directors, Officers, & Beneficial Holders as a Group	34,818,556	10%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

  Figures are rounded to the nearest whole percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Both Michael Williams, our chairman of the board, and Keith McAllister, a director of the Company, are officers and stockholders of WorldVuer, Inc., whom we executed a Master Agreement for License with on January 30, 2005.

ITEM 13. EXHIBITS
Exhibit Number	Description
(10)*	WorldVuer, Inc. Master Agreement for License, dated January 30, 2005
(31)*	Certification of Dr. Ronald Tripp pursuant to Section 302 of the Sarbanes-Oxley Act for
(32)*	Certification of Dr. Ronald Tripp pursuant to Section 906 of the Sarbanes-Oxley Act for

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Shelley International, CPA, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended on March 31, 2005 and 2004 were $18,000 and $7,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees to be billed by Shelley International, CPA for professional services to be rendered for tax fees for fiscal years ended March 31, 2005 and 2004 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2005 and 2004, for products and services provided by Shelley International, CPA, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                    BROADBAND WIRELESS

                                                                                                    INTERNATIONAL CORPORATION

                                                                                                    By: /s/Darwin R. Payton, Sr.
                                                                                                          Darwin R. Payton, Sr., President

                                                                                                    Date: July 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Darwin R. Payton, Sr.	President	July 14, 2005
Darwin R. Payton, Sr.

/s/Dr. Ronald Tripp	CEO, CFO & Director	July 14, 2005
Dr. Ronald Tripp

/s/Keith McAllister	Director	July 14, 2005

Broadband Wireless International Corporation
Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Broadband Wireless International Corporation

We have audited the accompanying balance sheet of Broadband Wireless International Corporation (a Nevada corporation) as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadband Wireless International Corporation as of March 31, 2005 and 2004 and the results of its operations and cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has sustained a loss in the current year and no current prospects for generating enough income to cover expenses. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Shelley International CPA

July 12, 2005
Mesa, Arizona

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Balance Sheets

ASSETS
	March 31,	March 31,
	2005	2004
CURRENT ASSETS
Cash	$ 1,046	$ 362
Oil & Gas Receivables	9,435	-
Total Current Assets	10,481	362

FIXED ASSETS
Office Equipment-net	5,535	-
TOTAL ASSETS	$ 16,016	$ 362

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable	$ 518,641	$ -
Due to D. Bernstein	5,585	-
Accrued Interest Payable	5,137	-
Due to Stockholder	63,000	316,843
	592,363	316,843

LONG TERM LIABILITES	-	-
TOTAL LIABILITIES	592,363	316,843

STOCKHOLDERS' EQUITY (DIFICIENCY)
Preferred Stock, $0.10 par value, 25,000,000 shares authorized, zero shares issued and outstanding	0	0

Common Stock, $0.0001 par value, 400,000,000 shares authorized, 348,781,638 and 228,776,854 outstanding at March 31, 2005 and March 31, 2004	34,879	22,878

Paid in Capital	6,453,487	5,284,621

Stock Subscriptions	347,687	-

Treasury Stock	(1,400)	(1,400)

Accumulated (Deficit)	(7,411,000)	(5,622,580)

Total Stockholders' Equity (Deficiency)	(576,347)	(316,481)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 16,016	$ 362

The accompanying notes are an integral part of these statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statement of Operations

	Year Ended March 31, 2005	Year Ended March 31, 2004
Revenue:
Brokerage Fees Earned, Interest and Other Income	$ 25,616	$ -

Expenses:
Charge Off of Related Party Receivable	-	38,203
Claims Settled in Bankruptcy plus Counsel	55,000	253,882
Adjustment Net Assets	-	(124,353)
General and Administrative Expenses	294,168	24,396
Depreciation	532	-
Legal, Professional and Consulting	1,457,664	600,000
Contributed Officer Services	-	12,000

Total General and Administrative Expenses	1,807,364	804,128

Other Expenses-Interest Expense	6,622	-

Total Expenses	1,813,986	804,128

Income (Loss) Before Income Taxes	(1,788,370)	(804,128)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (1,788,370)	$ (804,128)

Basic Earnings and Diluted (Loss) per Share	(0.006)	(0.004)

Weighted Average Number of Common Shares	314,758,853	223,085,423

a = less than $0.001

The accompanying notes are an integral part of these statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statements of Stockholders' Equity

	Common Stock		Paid in	Stock	Treasury	Accumulated	Total
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Equity

Balance, March 31, 2001	66,602,016	$ 6,660	$3,454,971		$ (1,400)	$(2,991,621)	$ 468,610

Stock Cancelled	(9,150,629)	(915)	86,621				85,706
Stock Issued	1,272,999	127	15,785				15,912
Compensation through options			92,250				92,250
Net (Loss)						(689,462)	(689,462)
Balance, March 31, 2002	58,724,386	5,872	3,649,627	-	(1,400)	(3,681,083)	(26,984)

Shares Issued EDTV August 19, 2002	120,128,860	12,013	(12,013)				-
Shares Canceled August 31, 2002	(1,596,676)	(160)	160				-
Shares Issued EDTV September 11, 2002	43,209,150	4,321	(4,321)				-
Shares Issued EDTV October 9, 2002	8,012,200	801	(801)				-
Shares Issued October 21, 2002	78,050	8	(8)				-
Shares Issued EDTV November 29, 2002	2,000,000	200	(200)				-
Shares Issued EDTV December 31, 2002	400,000	40	(40)				-
Net (Loss)						(97,369)	(97,369)
Balance, March 31, 2003	230,955,970	23,096	3,632,404	-	(1,400)	(3,778,452)	(124,353)

Shares Canceled EDTV May 31, 2003	(7,361,000)	(736)	736				-
Shares Issued to Enchancement May 31, 2003	20,000,000	2,000	(2,000)				-
Shares Issued S-8 September 19, 2003	1,000,000	100	19,900				20,000
Shares Canceled EDTV September 30, 2003	(48,218,116)	(4,822)	4,822				-
Shares Issued S-8September 30, 2003	9,600,000	960	479,040				480,000
Shares Issued S-8 February 12, 2004	2,000,000	200	99,800				100,000
10% Stock Dividend March 29, 2004	20,800,000	2,080	1,037,920			(1,040,000)	-
Contributed Services			12,000				12,000
Net (Loss)						(804,128)	(804,128)
Balance, March 31, 2004	228,776,854	22,878	5,284,622	-	(1,400)	(5,622,580)	(316,481)

Shares Issued EDTV May 26, 2004	48,218,116	4,822	(4,822)				-
Shares Issued S-8 June 2, 2004	10,400,000	1,040	310,960				312,000
Shares Issued S-8 June 9, 2004	12,600,000	1,260	376,740				378,000
Contributed Services			3,000				3,000
Shares Issued - Private Placement July 26, 2004	15,000,000	1,500	148,500				150,000
Shares Issued S-8September 14, 2004	1,000,000	100	9,900				10,000
Shares Issued S-8September 16, 2004	3,000,000	300	29,700				30,000
Shares Issued - Private Placement September 16, 2004	3,546,668	355	35,112				35,467
Shares Issued S-8 October 1, 2004	2,000,000	200	19,800				20,000
Shares Issued - Private Placemen October 15, 2004	12,740,000	1,274	126,126				127,400
Shares Issued S-8 October 21, 2004	8,500,000	850	84,150				85,000
Shares Issued S-8 November 2, 2004	3,000,000	300	29,700				30,000
Stock Subscriptions				347,687		(50)	347,637
Net (Loss)						(1,788,370)	(1,788,370)
Balance, March 31, 2005	348,781,638	34,879	6,453,488	347,687	(1,400)	(7,411,000)	(576,347)

The accompanying notes are an integral part of these statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
Statement of Cash Flows

	Year ended March 31, 2005	Year ended March 31, 2004	Year ended March 31, 2003
Operating Activites
Net Income (Loss)	$ (1,788,370)	$ (804,128)	$ (97,369)
Adjustments to Net Income (Loss)
Depreciation	532	-	65,731
Contributed Services	-	12,000	-
S-8 Shares Issued for Services	865,000	600,000	-
Overdraft	-	-	139,942
Adjustment	-	-	9,936
Change in Receivables	(9,435)	-	-
Change in Payables	523,778	253,882	16,200
Cash Provided (Used) by Operating Activities	(408,495)	61,754	134,440

Investing Activities
Adjustment for Net Assets	-	(124,353)	-
Fixed Assets	(6,067)	-	(403,953)

Cash Provided (Used) by Investing Activities	(6,067)	(124,353)	(403,953)

Financing Activities
Short Term Note Payable	5,585	-	-
Due to Stockholder	(253,843)	62,961	290,011
Change in Capital Leases	-	-	(26,000)
Stock Dividends	(50)	-	-
Stock Subscriptions	347,687	-	-
Common Stock	7,951	-	-
Additional Paid-In Capital	307,916	-	-

Cash Provided (Used) Financing Activities	415,246	62,961	264,011

Net Change in Cash	684	362	(5,502)

Beginning Cash Balance	362	-	5,502

Ending Cash Balance	$ 1,046	$ 362	$ -

The accompanying notes are an integral part of these statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Broadband Wireless International Corporation (the Company), was originally incorporated in the state of Nevada as Black Giant Oil Company on July 23, 1973. In February 2000 the name was changed to Broadband Wireless International Corporation. The current business plan is to set up wireless systems for customers and to perform targeted advertising over the internet for the music industry. The Company has been unsuccessful during the previous three years in these endeavors.

SEC Receivership

On August 11, 2000 an SEC receiver was appointed by the courts based upon an enforcement action, Case No. CIV-00-1375-R. This action was dismissed and removed on December 21, 2001.

Bankruptcy Filing

The Company filed for Chapter 11 Reorganization on December 27, 2001, Case No. 01-23160 BH. During this period of reorganization the Company entertained several proposals for generating business. None of these have proven successful to date. The final decree was granted for the Company to leave bankruptcy on May 4, 2004.

Basis

The financial statements are prepared following accounting principles generally accepted in the United States of America.

Going Concern

The Company has sustained net losses for the last several years. Because of the problems created with the SEC receivership and then the bankruptcy it has been difficult to interest investors in the Company. Management will continue to promote the Company. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Revenue Recognition

For the years ended March 31, 2005 and prior, the Company had only minimal financial income. This was recognized when earned.

Accounts Receivable

As of March 31, 2005, the Company had Net Oil & Gas Royalties Receivable from Talisman Oil & Gas which is considered 100% collectible.

Equipment and Vehicles

For the years ended March 31, 2005 and prior, the equipment and vehicles are depreciated using the straight-line method over their estimated useful lives, which is five to seven years.

Fixed assets at March 31, 2005 and 2004 consisted of the following:

	3/31/05	3/31/04
Equipment and Vehicles	6,067	-0-
Less: Accumulated depreciation	(532)	-0-
	5,535	-0-

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

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148. The Company adopted a plan on June 2, 2004. The maximum number of shares of common stock that may be issued pursuant to the plan is 50,000,000 shares. As of March 31, 2005, 41,000,000 shares had been issued under the 2004 Stock Compensation Plan.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the year ended March 31, 2005, $0 for the year ended March 31, 2004, and $0 for the year ended March 31, 2003.

Other Assets

The Company owns several Oil & Gas Overriding Royalty interests in oil and gas properties operated by Talisman Oil & Gas of Calgary, Alberta, Canada. These properties had an original capitalized cost of $6,372 which was fully depleted years ago. The properties continue to produce hydrocarbons in commercial quantities.

The Company owns a small parcel of unimproved real estate in Palo Pinto County, Texas. According to the local property tax office, this real property has an assessed value of $14,040. The Company has inadequate records related to the original acquisition of this parcel of land and as such the historical cost is not reflected on the balance sheet.

NOTE 2. STOCKHOLDERS' EQUITY

Initially, the Company had 5,000,000 common shares authorized at a par value of $0.05. In 1980 the Company amended its Articles of Incorporation to increase the number of authorized shares to 20,000,000 and decrease the par value to $0.0125. In July 1998 the Company filed an amendment to its Articles to increase the number of authorized common shares to 100,000,000 while retaining the par value of $0.0125 per common share and authorizing the issuance of up to 10,000,000 preferred shares with a par value of $0.10 per preferred share. In March 2000 the Company changed its capital structure to 250,000,000, $0.0125 par value, common shares with 25,000,000 $0.10 par value preferred shares. In October 2003, the Company amended its Articles to increase the number of authorized common shares to 400,000,000 and decrease the par value to $0.0001 per common share.

YEAR 2005

During the year, the Company continued to make adjustments related to the EDTV stock issuances. On May 26, 2004, the Company issued 48,218,116 common shares regarding to EDTV.

During the year the Company closed on three private placements as follows:

Date	Shares	per Share	Total
July 26, 2004	15,000,000	$0.01	$150,000
September 16, 2004	3,546,668	0.01	35,467
October 15, 2004	12,740,000	0.01	127,400

The Company registered and issued seven different times S-8 stock to pay consultants. This was done because of extreme shortage of cash flow and to satisfy some of the debts of the Company.

Date	Shares	per Share	Total
June 2, 2004	10,400,000	$0.03	$312,000
June 9, 2004	12,600,000	$0.03	378,000
September 14, 2004	1,000,000	0.01	10,000
September 16, 2004	3,000,000	0.01	30,000
October 1, 2004	2,000,000	0.01	20,000
October 21, 2004	8,500,000	0.01	85,000
November 2, 2004	3,000,000	0.01	30,000

Throughout the year the Company received $292,637 in funds from common stock subscriptions for 14,631,850 shares of common stock.

Pursuant to a bankruptcy settlement agreement between the Company and William R. Miertschin the Company became obligated to issue to Mr. Miertschin 5,000,000 shares of its $0.0001 par value common stock. Since the effective date of the settlement agreement the Company declared a stock dividend which Mr. Miertschin would have received 500,000 shares of common stock had the original shares been issued. As of March 31, 2005, the Company had not issued any shares to Mr. Miertschin.

YEAR 2004

During this year the Company continued to make adjustments to the EDTV stock issuances through September 30, 2003 as shown in the Statement of Stockholders' Equity.

On May 31, 2003, the Company issued 20,000,000 shares of common stock in a private placement.

The Company registered and issued three different times S-8 stock to pay consultants. This was done because of extreme shortage of cash flow and to satisfy some of the debts of the Company. The current S-8 still has 9,000,000 shares available as of the report date.

Date	Shares	per Share	Total
September 19, 2003	1,000,000	$0.02	$ 20,000
September 30, 2003	9,600,000	0.05	480,000
February 12, 2004	2,000,000	0.05	100,000

On March 29, 2004, the Company declared a 10% common stock dividend of 20,800,000 shares.

YEAR 2003 and PRIOR

On October 13, 2001, the Company and Entertainment Direct TV, Inc. (EDTV) signed a stock purchase agreement and on October 20, 2001, executed an Addendum to the Stock Purchase Agreement. This agreement exchanged all of the outstanding shares of EDTV for shares of the Company. As seen in the Statement of Stockholders' Equity this exchanged stock was issued piecemeal (with negative adjustments) while the Company was in bankruptcy reorganization proceedings throughout the last two years by order from the bankruptcy judge.

NOTE 3. OPTIONS

During the fiscal year ended March 31, 2001, the Company issued non-qualified plan options. These were originally accounted for using APB Opinion 25 wherein no expense was recognized for these options. The values for these options were calculated using the following assumptions: Risk-free interest rate 6.5%, dividend yield 0%, volatility 19.3% and expected life of the option 5 years.

The Company has adopted SFAS 123 wherein the fair value of the options is recognized currently. These amounts, while only being shown in notes previously, have been applied to the appropriate years to adjust income (loss) accordingly.

The Company's activities involving the options for current year is detailed below:

Number of
Options
March 31, 2004	3,075,000
Activity for year	-0-
March 31, 2005	3,075,000

The detail of the ending balance is as follows.

	Shares	Expiration	Exercise
		Date	Price
	150,000	06/24/05	$0.0625
	500,000	05/25/06	$0.08
	125,000	07/06/06	$0.10
	2,250,000	08/08/06	$0.08
	50,000	12/4/06	$0.10
March 31, 2005	3,075,000

NOTE 4. INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the current tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it was uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% estimated tax rate by the items making up the deferred tax account, the NOL. The total valuation allowance is a comparable amount.

The components of deferred tax assets for the years ended March 31 are as follows:

	2005	2004	2003
Deferred Tax Asset	$1,913,618	$1,331,608	$1,058,204
Valuation Allowance	(1,913,618)	(1,331,608)	(1,058,204)
Net Tax Asset	$ -0-	$ -0-	$ -0-

The provision for income taxes for the years ended March 31 are as follows.

	2005	2004	2003
Net change in the deferred tax benefit	$ 582,010	$ 273,404	$ 33,105
Net change in the valuation account	(582,010)	(273,404)	(33,105)
Current federal income taxes payable	-0-	-0-	-0-
Current federal income taxes payable	-0-	-0-	-0-
Provision for Income Taxes	$ -0-	$ -0-	$ -0-

The Company has not filed its federal income tax returns for the previous year.

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of March 31, 2005.

	Amount	Last year
Amount available prior to year 2002	$2,417,784	2021 and prior
Amount available from year 2002	597,212	2022
Amount available from year 2003	97,369	2023
Amount available from year 2004	804,128	2024
Amount available from year 2005	1,711,794	2024
Total	$5,628,287

NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company has no leases or payments of any kind.

SUIT AGAINST ENHANCEMENT HOLDINGS

On December 28, 2002, the Company contracted with Enhancement Holdings and Stanley Holdings Business Trust to provide collateral to facilitate a line a credit. As part of the original agreement three of the principals of Enhancement became directors of Broadband. During the following year a timber receivable was recorded on the quarterly statements relating to this collateral. This item never produced any cash for the Company and was removed along with the associated equity. On May 12, 2004, the Company filed a lawsuit in Nevada against Enhancement and its principals. This case was moved to federal court by the defendants on May 23, 2004. On July 22, 2004 the judge ordered the Company to hold a special shareholders election to determine who should serve as the Company's directors. The special election was held and the voting stockholders voted against the Enhancement principals and voted in favor of a new Board.

SUIT BY FORMER CONTRACTOR

A suit was filed by a former contract consultant for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. Management believes this suit is without merit.

NOTE 6. RELATED PARTIES TRANSACTIONS

A shareholder has advanced funds directly to the Company and has paid operational expenses and payables on behalf of the Company from time to time. There are no formal executed notes evidencing this liability nor has any interest rate or rates been established. The amounts due this shareholder represents a general liability of the Company.

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