Form 10QSB
period 2005-06-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2005-08-19
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

(702) 314-6900

(Issuer’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

The number of shares of Common Stock, $0.0001 par value, outstanding on June 30, 2005, was 348,781,638 shares. 5,000,000 of these shares were issued for disputed consulting services as the Company is contemplating whether to rescind the shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Balance Sheets

ASSETS
	June 30,	March 31,
	2005 (unaudited)	2005 (audited)
CURRENT ASSETS
Cash	$ 7,806	$ 1,046
Oil & Gas Receivables	1,656	9,435
Total Current Assets	9,462	10,481

FIXED ASSETS
Office equipment-net	5,269	5,535

OTHER ASSETS
Due from related party	175,000	-

	$ 189,731	$ 16,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable	$ 519,150	$ 518,641
Current Note Payable	-	5,585
Accrued Interest Payable	6,496	5,137
Note Payable to Shareholder	281,858	63,000
	807,504	592,363

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	807,504	592,363

STOCKHOLDER’S EQUITY (DEFICIENCY)
Preferred Stock, $0.10 par value, 25,000,000 shares authorized, zero shares issued and outstanding	-	-

Common Stock, $0.0001 par value 400,000,000 shares authorized, 348,781,638 and 228,776,854 at June 30, 2005, and March 31, 2005 respectively	34,879	34,879

Paid in Capital	6,453,487	6,453,487
Stock Subscriptions	367,687	347,687
Treasury Stock	(1,400)	(1,400)
Accumulated Deficit	(7,472,426)	(7,411,000)
Total Stockholders' Equity (Deficit)	(617,773)	(576,347)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$ 189,731	$ 16,016

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Operations

	Three months ended June 30, 2005 (unaudited)	Three months ended June 30, 2004 (unaudited)
Revenue

Oil and Gas Revenues	$ 7,133	$ -

Expenses
General and Administrative Expenses	51,872	921
Legal, Professional and Consulting	16,000	57,500
Contributed Officer Services	-	3,000
	67,872	61,421

Interest Expense	687	-

Total Expenses	68,559	61,421

Income (Loss) Before Income Taxes	(61,426)	(61,421)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (61,426)	$ (61,421)

Basic Earnings and Diluted (Loss) per Share	a	a

Weighted Average Number of Common Shares	348,781,638	253,429,976

a = less than $0.001

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Cash Flows

	Three months ended June 30, 2005 (unaudited)	Three months ended June 30, 2004 (unaudited)
Operating Activities:
Net Income (Loss)	$ (61,426)	$ (61,421)
Adjustments to Net (Loss):
Depreciation	266	-
Contributed Services	-	3,000
S-8 Shares Issued for Services	-	57,500
Changes in Assets and Liabilities:
Change in Receivables	7,779	-
Change in Payables and Accrueds	1,868	-

Cash Provided (Used) by Operations	(51,513)	(921)

Investing Activities
Due from Related Party	(175,000)	-

Cash Provided (Used) by Investing	(175,000)	-

Financing Activities
Note Payments	(5,585)	-
Note Payable Stockholder	218,858	873
Stock Subscriptions	20,000	-

Cash Provided (Used) by Financing	233,273	873

Net Change in Cash	6,760	(48)
Beginning Cash Balance	1,046	-
Ending Cash Balance	$ 7,806	$ (48)

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Broadband Wireless International Corporation (the Company), was originally incorporated in the state of Nevada as Black Giant Oil Company on July 23, 1973. In February 2000 the name was changed to Broadband Wireless International Corporation. The current business plan is to set up wireless systems for customers and to provide target advertising over the internet for the music industry. The Company has been unsuccessful during the previous five years in these endeavors. The Company has an inactive subsidiary named Entertainment Direct. TV, Inc.

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

Going Concern

The Company has sustained net losses for the last five years. The Company’s business plan called for the setting up of wireless systems for businesses. Without additional capital this business plan will not happen. Because of the problems created with the SEC receivership and then the bankruptcy it has been difficult to interest investors in the Company. Management will continue to promote the Company. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Revenue Recognition

The Company’s only source of revenues is from an oil and gas investment in a Canadian oil field. Oil and gas revenues are recognized when earned.

Fixed Assets

Fixed assets are depreciated using the straight-line method over their estimated useful lives ranging from five to seven years.

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

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148. As of June 30, 2005 and prior the Company had no formal stock-based compensation plan.

Advertising

Advertising costs are expensed as incurred.

NOTE 2.	STOCKHOLDERS’ EQUITY

Originally, the Company had authorized shares of 10,000,000 for preferred stock and 100,000,000 shares of common stock. In February 2000 the Company increased its authorized shares to 25,000,000 for preferred stock and 250,000,000 for common stock. The number of authorized common shares was increased to 400,000,000 on October 13, 2003.

NOTE 3.	OPTIONS

During the fiscal years March 31, 2001 the Company issued non-qualified stock options. These were originally accounted for using APB Opinion 25 wherein no expense was recognized for these options. The values for these options were calculated using the following assumptions: Risk-free interest rate 6.5%, dividend yield 0%, volatility 19.3% and expected life of the option 5 years. The Company has adopted SFAS 123 wherein the fair value of the options is recognized currently.

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

NOTE 5.	CONTINGENCIES AND COMMITMENTS

The Company has no leases.

NOTE 6.	RELATED PARTIES TRANSACTIONS

During the last year the Company borrowed funds from a shareholder to cover administrative expenses and to further its investment in WorldVuer. This is a demand note with no interest.

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

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	the unavailability of funds to maintain operations; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Broadband Wireless International Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Broadband Wireless International Corporation, originally incorporated in the State of Nevada on July 23, 1973 under the name Black Giant Oil Company, was initially organized for the purpose of engaging in exploration for oil and gas. From 1986 to 1997, the Company functioned essentially as a “public shell” because it had no operations and continued to be publicly traded.

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

On May 12, 2004, we filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States District Court for the District of Nevada on May 19, 2004. The lawsuit arises out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a guaranty to facilitate the acquisition of a line of credit for the Company. On June 8, 2004, the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the Company. On June 16, 2004, the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved to the extent that it prohibited Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as directors of the Company. The court also ordered the Company to hold a special stockholders election to determine who should serve as the Company’s directors.

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

Our target client segments are:

•

Residential – targeting new and existing broadband subscribers in the U.S. Home communications are optimized with powerful, family-friendly features that help manage the frantic pace of today’s lifestyle.

•

Small and Medium Enterprises (SME) – targeting Small Office Home Office (SOHO) and companies with less than 500 employees. SME offices of any size enjoy the same feature functionality of large enterprises at significant savings.

•	Teleworkers – a growing segment of the workforce. Teleworkers become more productive and gain enhanced mobility by accessing voice and data through a secure residential business connection.
•

Ethnic Markets – targeting new and existing broadband subscribers in the U.S. concentrating on ethnic markets in selected regions of the country. The estimated foreign-born population in the U.S. is 32.5 million [52% form Latin America, 25% from Asia, 15% from Europe and 8% from the rest of the world (US Census)].

On January 30, 2005, we executed a License Agreement with WorldVuer. The License gives us a bundled Visual Communication Subscriber Line platform with a Virtual Broadband Network Operating system service offering. We agreed to issue WorldVuer 60,000,000 shares of our common stock and pay WorldVuer a 15% annual royalty on net revenues generated under the license, payable quarterly. We agreed to register the 60,000,000 shares in our next registration filing with the SEC. The term of the agreement is for 5 years. As of the date of this filing the 60,000,000 shares have not been issued. Further, we do not have enough authorized shares of common stock to issue the 60,000,000 shares. As a consequence we will be required to have a stockholders meeting to vote on an increase in our authorized common stock.

Operation Plan

During the next twelve months we plan to continue our marketing plans for the introduction to the market of the Broadband Wireless Visual Communication Subscriber Lines and Virtual Broadband Network. We intend to meet with major telecommunications providers in an effort to joint venture with them for the purposes of using their infrastructure as a “backbone” provider for the Company. Also, we intend to utilize joint ventures to develop these and other telecommunication services.

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

Non-Reliance of Previously Issued Financial Statements

Management has concluded that our financial statements for the unaudited quarterly periods ended June 30, 2003, September 30, 2003 and December 31, 2003 filed on Forms 10-QSB should no longer be relied upon. Further, prior period financial statements may be subject to non-reliance based upon an ongoing management investigation. The accounting errors arose in connection with prior management’s misrepresentation or misapplication of GAAP and its failure to maintain adequate internal controls and appropriate books and records.

Business Trends

Our future results of operations will be impacted by a number of factors influencing the telecommunications industry as follows:

•

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

•

We expect technology substitution such as wireless substitution for wireless telephones, cable telephony substitution for wireless telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses.

•	Our results may be impacted by regulatory responses to the competitive landscape for both local and long-distance services.
•	We expect business users of telecommunication services to increasingly want to receive all their services from one provider.

Operating Expense Trends

Our expenses will be impacted by shifting demand due to increased competition and the expansion of our product offerings. These and other factors will lead to some of the following trends that will affect our operating expenses:

•

Increased variable expenses. Expenses associated with our product offerings may tend to be variable in nature. The mix of products we expect to sell, combined with regulatory and market pricing pressures, may depress operating margins. In addition, facility costs (described below) are not always reduced at the same rate that revenue declines due to long-term contract commitments.

•

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

The Company believes its critical accounting policies impact the more significant judgments and estimates used in the preparation of its financial statements. Additionally, the Company’s management has discussed and reviewed the critical accounting policies and estimates with its Board of Directors’.

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

As of June 30, 2005, we had assets of $189,731, and $807,504 in liabilities resulting in a stockholders’ deficit of $617,773.

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

As of June 30, 2005, we did not have any employees. We are dependent upon our Officers and Directors. We will need to hire full time operational staff as our operations commence.

Consultant

On April 23, 2004, we entered into a Consulting Agreement with Dale Godboldo, wherein he agreed to initiate introductions from his own relationships with Artists and/or Companies that could use our services. Also, setting up introductory meetings and assisting us in closing those opportunities. Mr. Godboldo agreed to arrange for a distribution deal for us with or ultimately through a major record label. The term of the agreement was for 12 months commencing on April 23, 2004. We agreed to compensate Mr. Godboldo 6,000,000 shares of unrestricted common stock pursuant to an S-8 Registration filed on June 2, 2004. As of June 30, 2005 we have issued Mr. Godboldo 5,000,000 shares of unrestricted stock.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The Company has lost money and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been very profitable and have lost money on both a cash and non-cash basis. For the fiscal year ended June 30, 2005 we incurred net losses of $61,426. Our accumulated deficit at the end of June 30, 2005 was $7,472,426. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

We have been the subject of a going concern opinion for the years ended March 31, 2005 and March 31, 2004 and for the quarter ended June 30, 2005 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2005 and March 31, 2004 and for the quarter ended June 30, 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to a working capital deficit, which means that our current assets on June 30, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended June 30, 2005 which means that our current liabilities exceeded our current assets on June 30, 2005 by $798,042. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on June 30, 2005. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is deemed to be “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a "recognized" national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•

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

We face increased competition from certain ISPs that provide free Internet access to consumers. Under this “free access” business model, revenues are derived primarily from companies that place advertisements in small banners or windows on users’ computer screens while they are online. Subscribers are generally required to provide demographic information which is used by advertisers to deliver targeted messages to the users’ screens that cannot be closed or removed. ISPs employing this business model could continue to attract a sizable number of users and exert pressure on prices.

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

New competitors, including large computer hardware and software, media and telecommunications companies, may continue to enter the Internet services market, resulting in greater competition. In particular, we may face increased competition from companies that provide connections to consumers’ homes, including cable companies, electric utility companies and wireless communications companies. For example, cable companies offer Internet access through their cable facilities at significantly faster rates than existing modem speeds. These companies can bundle Internet access with basic services or offer access for a nominal charge. In addition, they could deny us access to their networks.

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

We intend to rely on local telephone companies and other companies to provide data communications capacity. These providers may experience disruptions of service or have limited capacity, which could disrupt our services. We may not be able to replace or supplement these services on a timely basis or at all. In addition, local phone service is sometimes available only from a local monopoly telephone company. Telecommunications carriers could prevent us from delivering Internet access through their data transmission networks. Because we will rely on third-party telecommunications companies for our backbone connections to the Internet, we face limitations on our ability to serve our subscribers, including the following:

•	we will not control decisions regarding availability of service at any particular time;

•	we may not be able to deploy new technologies because our telecommunications providers may not be able to support that technology on their backbones;

•	we may not be able to establish new POPs rapidly enough to respond to increased subscriber demand; and

•	we may not be able to negotiate favorable interconnectivity agreements with other Internet service providers.

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

Despite security measures, our network infrastructure may be vulnerable to computer viruses, hacking or similar problems caused by subscribers or other persons. Computer viruses or problems could lead to interruptions, delays or cessation in service, causing subscribers to seek services from other providers. Inappropriate use of the Internet by third parties could jeopardize the security of confidential information stored in our computer systems or our subscribers’ computer systems. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions. Any network malfunction, overload or security breach could cause these transactions to be delayed, not completed at all or completed with compromised security, which may result in claims against us. Further, the security and privacy concerns of existing and potential Internet users may inhibit the growth of the Internet, our subscriber base and revenues.

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

Susan Joseph v. EDTV

This suit was filed by Susan Joseph, a former contract consultant for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. As of June 30, 2005, the case was settled for $45,000 of which the Company has paid in full.

Broadband Wireless International Corporation v. Enhancement Holdings, LLC.

On May 12, 2004, we filed suit in Nevada District Court against Enhancement Holdings, LLC, Paul Harris, Benjamin Stanley and John Walsh for fraud, negligent misrepresentation, breach of contract and rescission. The suit was removed to the United States District Court for the District of Nevada on May 19, 2004. The lawsuit arises out of an agreement between the Company and Enhancement Holdings, LLC pursuant to which Enhancement Holdings, LLC had agreed to provide a guaranty to facilitate the acquisition of a line of credit for the Company. On June 8, 2004, the court entered a temporary restraining order enjoining Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as officers and/or directors of the Company and prohibiting them from selling or transferring any shares in the Company. On June 16, 2004, the court entered a preliminary injunction to the same effect. After a further hearing before the court on July 22, 2004, the court ordered that the preliminary injunction be dissolved to the extent that it prohibited Paul Harris, Benjamin Stanley and John Walsh from holding themselves out as directors of the Company. The court also ordered the Company to hold a special stockholders election to determine who should serve as the Company’s directors. The case was set for hearing on December 13, 2004 but was continued to February 15, 2005.

After the removal of Paul Harris, Benjamin Stanley and John Walsh from our board of directors and due to the fact that they have no assets to attach, we decided it would be in the best interest of the Company to dismiss the case without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

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

By: /s/Ronald Tripp

Dr. Ronald Tripp, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date: August 19, 2005