Form 10QSB
period 2005-09-30
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2005-11-21
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes X No ______

The number of shares of Common Stock, $0.0001 par value, outstanding on September 30, 2005, was 348,781,638 shares. 5,000,000 of these shares were issued for disputed consulting services as the Company is contemplating whether to rescind the shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Balance Sheets

ASSETS
	September 30,	March 31,
	(unaudited) 2005	(audited) 2005
CURRENT ASSETS
Cash	$769	$1,046
Oil & Gas Receivables	1,656	9,435
Due from Affiliate	175,000	—
Total Current Assets	177,424	10,481

FIXED ASSETS
Office equipment-net	5,003	5,535

TOTAL ASSETS	$182,427	$16,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable	$539,149	$518,641
Note Payable	—	5,585
Accrued Interest Payable	7,856	5,137
Due to Shareholder	296,695	63,000

Total Current Liabilities	843,700	592,363

STOCKHOLDER’S EQUITY (DEFICIENCY)
Preferred Stock, $0.10 par value, 25,000,000 shares authorized, no
shares issued and outstanding	0	0

Common Stock, $0.0001 par value 400,000,000 shares authorized,
348,781,638 and 348,781,638 at September 30, 2005, and March 31,
2005 respectively	34,879	34,879

Paid in Capital	6,453,487	6,453,487
Stock Subscriptions	376,687	347,687
Treasury Stock	(1,400)	(1,400)
Accumulated Deficit	(7,524,925)	(7,411,000)
Total Stockholders’ Equity (Deficit)	(661,273)	(576,347)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$182,427	$16,016

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Operations

(unaudited)

	Three months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Revenue

Oil and Gas Revenues and Other Income	$5,623	$326	$12,756	$2,704

Expenses
General and Administrative Expenses	29,244	169,530	76,506	172,591
Legal, Professional and Consulting	39,571	613,181	48,129	673,681

Total Expenses	68,815	782,711	124,635	846,272

Interest Expenses	1,359	—	2,046	—

Total Expenses	70,174	782,711	126,681	846,272

Income (Loss) Before Income Taxes	(64,551)	(782,385)	(113,925)	(843,568)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(64,551)	$(782,385)	$(113,925)	$(843,568)

Basic Earnings and Diluted (Loss) per Share	a	(0.0026)	a	(0.0028)

Weighted Average Number of Common Shares	348,781,638	299,994,970	348,781,638	299,994,970

a = less than $0.001

See notes to financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Cash Flows

(unaudited)

	Six months ended September 30,
	2005	2004
Operating Activities:
Net Income (Loss)	$(113,925)	$(843,568)
Adjustments to Net Income (Loss):
Depreciation	532	—
Prepaid Consulting	—	(421,667)
Refundable Deposits	—	(15,000)
Changes in Receivables	7,779	—
Due from Affiliate	(175,000)	—
Change in Payables	17,642	497,748

Cash Provided (Used) in Operations	(262,972)	(782,487)

Investing Activities
Fixed Assets	—	(1,500)

Cash Provided (Used) for Investing	—	(1,500)

Financing Activities
Due to Mobile Wireless	—	109,880
Common Stock	—	890,226
Additional Paid-In Capital	—	(197,226)
Stock Subscriptions	29,000	—
Due to Shareholder	233,695	(17,234)

Cash Provided (Used) by Financing	262,695	785,646

Net Change in Cash	(277)	1,659
Beginning Cash Balance	1,046	362
Ending Cash Balance	$769	$2,022

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

SEC Receivership

An SEC receiver was appointed by the courts on August 11, 2000 based upon an enforcement action, Case No. CIV-00-1375-R. This action was dismissed and removed on December 21, 2001.

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

Revenue Recognition

Since inception, the Company has had only minimal financial income. This minimal income was recognized when earned.

Accounts Receivable

The Company has Oil & Gas Royalties Receivable from Talisman Oil & Gas which is considered 100% collectible.

Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over their estimated useful lives, which ranges between five and seven years.

Fixed assets at September 30, 2005 and March 31, 2005 consisted of the following:

	9/30/05	3/31/05
Equipment and Vehicles	6,067	6,067
Less: Accumulated depreciation	(1,064)	(532)
	5,003	5,535

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has no potentially dilutive debt or equity.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148. The Company adopted a plan on June 2, 2004. The maximum number of shares of common stock that may be issued pursuant to the plan is 50,000,000 shares. As of September 30, 2005, 41,000,000 shares had been issued under the 2004 Stock Compensation Plan.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the period ended September 30, 2005 and $0 for the year ended March 31, 2005.

Other Assets

The Company owns several Oil & Gas Overriding Royalty interests in oil and gas properties operated by Talisman Oil & Gas of Calgary, Alberta, Canada. These properties had an original capitalized cost of $6,372 that was fully depleted years ago. The properties continue to produce hydrocarbons in commercial quantities.

The Company owns a small parcel of unimproved real estate in Palo Pinto County, Texas. According to the local property tax office, this real property has an assessed value of $14,040. The Company has inadequate records related to the original acquisition of this parcel of land and as such the historical cost is not reflected on the balance sheet.

NOTE 2. STOCKHOLDERS’ EQUITY

Initially, the Company had 5,000,000 common shares authorized at a par value of $0.05. In 1980 the Company amended its Articles of Incorporation to increase the number of authorized shares to 20,000,000 and decrease the par value to $0.0125. In July 1998 the Company filed an amendment to its Articles to increase the number of authorized common shares to 100,000,000 while retaining the par value of $0.0125 per common share and authorizing the issuance of up to 10,000,000 preferred shares with a par value of $0.10 per preferred share. In March 2000 the Company changed its capital structure to 250,000,000 $0.0125 par value common shares with 25,000,000 $0.10 par value preferred shares. In October 2003, the Company amended its Articles to increase the number of authorized common shares to 400,000,000 and decrease the par value to $0.0001 per common share.

FISCAL YEAR 2005

During the year ended March 31, 2005, the Company continued to make adjustments related to the EDTV stock issuances. On May 26, 2004 the Company issued 48,218,116 common shares regarding to EDTV.

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

Date	Shares	per Share	Total
June 2, 2004	10,400,000	$0.03	$312,000
June 9, 2004	12,600,000	0.03	378,000
September 14, 2004	1,000,000	0.01	10,000
September 16, 2004	3,000,000	0.01	30,000
October 1, 2004	2,000,000	0.01	20,000
October 21, 2004	8,500,000	0.01	85,000
November 2, 2004	3,000,000	0.01	30,000

At September 30, 2005, the Company had received $376,687 in common stock subscription funds. The shares of common stock have not been issued.

Pursuant to a bankruptcy settlement agreement between the Company and William R. Miertschin the Company became obligated to issue to Mr. Miertschin 5,000,000 shares of its $0.0001 par value common stock. Since the effective date of the settlement agreement the Company decalred a stock dividend that Mr. Miertschin would have received had the original shares been issued. As of September 30, 2005, the Company had not issued any shares to Mr. Miertschin.

FISCAL YEAR 2004

During this year the Company continued to make adjustments to the EDTV stock issuances through September 30, 2003.

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

YEAR 2003 and PRIOR

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

NOTE 3. OPTIONS

During the fiscal year ended March 31, 2001 the Company issued non-qualified plan options. These were originally accounted for using APB Opinion 25 wherein no expense was recognized for these options. The values for these options were calculated using the following assumptions: Risk-free interest rate 6.5%, dividend yield 0%, volatility 19.3% and expected life of the option 5 years.

The Company has adopted SFAS 123 wherein the fair value of the options is recognized currently. These amounts while only being shown in notes previously have been applied to the appropriate years to adjust income (loss) accordingly.

The Company’s activities involving the options for the current period is detailed below:

	Number of Options
March 31, 2005	3,075,000
Activity for year	(150,000)	Expired on 6/24/05
September 30, 2005	2,925,000

The detail of the ending balance is as follows.

	Shares	Epiratotion Date	Exercise Price
	500,000	05/25/06	$0.08
	125,000	07/06/06	$0.10
	2,250,000	08/08/06	$0.08
	50,000	12/4/06	$0.10
September 30, 2005	2,925,000

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

The components of deferred tax assets for the years ended March 31 are as follows:

	2005	2004	2003
Deferred Tax Asset	$1,913,618	$1,331,608	$1,058,204
Valuation Allowance	(1,913,618)	(1,331,608	(1,058,204)
Net Tax Asset	$-0-	$-0-	$-0-

The provision for income taxes for the years ended March 31 are as follows.

	2005	2004	2003
Net change in the deferred tax benefit	$582,010	$273,404	$33,105
Net change in the valuation account	(582,010)	(273,404)	(33,105)
Current federal income taxes payable	-0-	-0-	-0-
Current federal income taxes payable	-0-	-0-	-0-
Provision for Income Taxes	$-0-	$-0-	$-0-

The Company has not filed its federal income tax returns for the previous year.

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of March 31, 2005.

	Amount	Last year
Amount available prior to year 2002	$2,417,784	2021 and prior
Amount available from year 2002	597,212	2022
Amount available from year 2003	97,369	2023
Amount available from year 2004	804,128	2024
Amount available from year 2005	1,711,794	2024
Total	$5,628,287

The Company sustained losses during the period ended September 30, 2005.

NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company has no leases or payments of any kind.

SUIT AGAINST ENHANCEMENT HOLDINGS

On December 28, 2002 the Company contracted with Enhancement Holdings and Stanley Holdings Business Trust to provide collateral to facilitate a line a credit. As part of the original agreement three of the principals of Enhancement became directors of Broadband. During the following year a timber receivable was recorded on the quarterly statements relating to this collateral. This item never produced any cash for the Company and was removed along with the associated equity. On May 12, 2004, the Company filed a lawsuit in Nevada against Enhancement and its principals. The defendants moved this case to federal court on May 23, 2004. On July 22, 2004 the judge ordered the Company to hold a special shareholders election to determine who should serve as the Company’s directors. The special election was held and the voting stockholders voted against the Enhancement principals and voted in favor of a new Board.

SUIT BY FORMER CONTRACTOR

A former contractor filed suite against the Company for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. Management believes this suit is without merit.

NOTE 6. RELATED PARTY TRANSACTIONS

A shareholder has advanced funds directly to the Company and has paid operational expenses and payables on behalf of the Company from time to time. These are no formal executed notes evidencing this liability nor has any interest rate or rates been established. The amounts owing to this shareholder represents a general liability of the Company.

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

We still own some oil and gas leases and we have been in negotiations with a company who will agree to manage our current oil and gas leases and assist us in maintaining revenue from our leases.

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

As of September 30, 2005, we had assets of $182,427, and $843,700 in liabilities resulting in a stockholders’ deficit of $661,273.

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

As of September 30, 2005, we did not have any employees. We are dependent upon our Officers and Directors. We will need to hire full time operational staff as our operations commence.

Consultant

On April 23, 2004, we entered into a Consulting Agreement with Dale Godboldo, wherein Mr. Godboldo agreed to initiate introductions from his own relationships with Artists and/or Companies that could use our services. Also, setting up introductory meetings and assisting us in closing those opportunities. Mr. Godboldo agreed to arrange for a distribution deal for us with or ultimately through a major record label. The term of the agreement was for 12 months commencing on April 23, 2004. We agreed to compensate Mr. Godboldo 6,000,000 shares of unrestricted common stock pursuant to an S-8 Registration filed on June 2, 2004. As of September 30, 2005 we have issued Mr. Godboldo 5,000,000 shares of unrestricted stock.

Independent Contractor Agreement

On October 1, 2005, we entered into an Independent Contractor Agreement with Stephen Michael Pecevich, wherein Mr. Pecevich agreed to serve in the capacity of both the Executive Liaison to the Board of Directors and Chief Information Officer for the Company. Term of the agreement began on October 1, 2005 and will terminate in 12 months (with an option to roll into a long-term employment contract). We agreed to compensate Mr. Pecevich $20,000 per month payable in arrears. Due to our financial status, Mr. Pecevich has agreed to accept $10,000 per month – with the remaining $10,000 accruing monthly as of October 1, 2005, for a period of ninety days. Should we remain in a “transitory phase” as of January 1, 2006, then in good faith Mr. Pecevich agreed to re-address the 90 day timeline; otherwise we will issue a check in the amount of $30,000 – the amount of pay in arrears since October 1, 2005 – while, at the same time, commencing with his $20,000 per month pay schedule. Additionally, we agreed to issue 6,000,000 shares of our common stock to Mr. Pecevich. As of the date of this filing the 6,000,000 shares have not been issued.

Interim Independent Contractor Agreement

On November 1, 2005, we entered into an Interim Independent Contractor Agreement with Mark Burke Ward, wherein Mr. Ward agreed to perform the customary day-to-day functions of a Chief Executive Officer. The term of the agreement began on November 1, 2005 and will terminate after 4 months (with an option to roll into a permanent employment agreement). We agreed to compensate Mr. Ward $20,000 per month payable in arrears. The “meanwhile” status of Mr. Ward shall afford the Company “the interim space to success.” Additionally, we agreed to issue 3,000,000 shares of our common stock to Mr. Ward. As of the date of this filing the 3,000,000 shares have not been issued.

Resignation of Officer

On October 14, 2005, Darwin R. Payton resigned as President of the Company effective October 24, 2005. Mr. Payton’s resignation was not the result of any disagreement with us or our management.

On November 17, 2005, Dr. Ron Tripp resigned as CEO of the Company and remained as a Director of the Company effective November 17, 2005.  Concurrently, Michael Williams was appointed CEO of the Company on a temporary basis until a permanent appointment is announced.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The Company has historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended September 30, 2005, we incurred net losses of $64,551. Our accumulated deficit at the end of September 30, 2005 was $7,524,925. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

The Company needs to raise additional capital or debt funding to sustain operations.

We will require additional capital to sustain operations and we will need access to additional capital or additional debt financing to establish our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we will have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price or potentially cause a loss of a stockholders investment.

We have been the subject of a going concern opinion for the years ended March 31, 2005 and March 31, 2004 and for the quarter ended September 30, 2005 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2005 and March 31, 2004 and for the quarter ended September 30, 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to a working capital deficit, which means that our current assets on September 30, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended September 30, 2005 which means that our current liabilities exceeded our current assets on September 30, 2005 by $661,273. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on September 30, 2005. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is deemed to be “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
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

Most of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. Based on total assets and annual revenues, we are significantly smaller than many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. If we compete with our primary competitors for the same geographical markets and customer base, their financial strength could prevent us from capturing those markets. We may not successfully compete in any market in which we intend to conduct operations in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in substantial advertising and promotion and attract a greater number of customers and businesses than we currently attract.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2005 we sold 950,000 (plus 950,000 warrants - $0.01 per share, exercisable for 1 year) shares of restricted common stock to 4 accredited investors for a total price of $9,000, all of which was paid in cash. For every one share purchased, the investors also received one warrant. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this filing the shares have not been issued.

Subsequent Sales

In October 2005, we sold 1,650,000 (plus 1,650,000 warrants - $0.01 per share, exercisable for 1 year) shares of restricted common stock to 13 accredited investors for a total price of $17,000, all of which was paid in cash. For every one share purchased, the investors also received one warrant. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this filing the shares have not been issued.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

We failed to file a Form 8-K in October following the resignation of Darwin R. Payton as President of the Company effective October 14, 2005. Mr. Payton’s resignation was not the result of any disagreement with us or our management.

Item 6.	Exhibits.

31.1* Certification of Michael Williams, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1* Certification of Michael Williams, CEO pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

(Registrant)

By:/s/ Michael Williams

Michael Williams, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 18, 2005