Form 10QSB
period 2005-12-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2006-02-22
CIK 12388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Yes      X           No ______

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2005, was 348,781,638 shares. 5,000,000 of these shares were issued for disputed consulting services, and the Company is contemplating whether to rescind the shares. 25,280,000 shares are due to be issued pursuant to subscriptions sold between May of 2005 through November of 2005.

Transitional Small Business Disclosure Format (check one):

Yes                    No         X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Balance Sheets

ASSETS
	December 31,	March 31,
	2005 (unaudited)	2005 (audited)
CURRENT ASSETS
Cash	$ 597	$ 1,046
Oil & Gas Receivables	1,656	9,435
Due from Affiliate	175,000	-
Total Current Assets	177,253	10,481

FIXED ASSETS
Office equipment-net	4,737	5,535

TOTAL ASSETS	$ 181,990	$ 16,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank Overdraft	$ 10,915	$ -
Accounts Payable	574,629	518,641
Note Payable	-	5,585
Accrued Interest Payable	9,215	5,137
Due to Shareholder	298,445	63,000

Total Current Liabilities	893,204	592,363

STOCKHOLDER’S EQUITY

Preferred Stock, $0.10 par value, 25,000,000 shares authorized, no shares issued and outstanding	0	0

Common Stock, $0.0001 par value 400,000,000 shares authorized, 348,781,638 and 348,781,638 at December 31, 2005, and March 31, 2005 respectively	34,879	34,879

Paid in Capital	6,453,487	6,453,487
Stock Subscriptions	415,987	347,687
Treasury Stock	(1,400)	(1,400)
Accumulated Deficit	(7,614,167)	(7,411,000)
Total Stockholders' Equity (Deficit)	(711,214)	(576,347)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 181,990	$ 16,016

The accompanying notes are an integral part of these financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statement of Operations

(unaudited)

	Three Months ended December 31, 2005	Three Months ended December 31, 2004	Nine Months ended December 31, 2005	Nine Months ended December 31, 2004
Revenue

Oil & Gas Revenues and Other Income	$ 8,038	$ 8,105	$ 20,794	$ 10,810

Expenses
Depreciation	266	266	798	266
General and Administrative Expenses	54,070	39,747	141,637	212,351
Legal, Professional and Consulting	43,990	353,025	78,120	1,066,705

Total Expenses	98,326	393,038	220,555	1,279,322

Contingent (Losses)	-	(100,000)	-	(100,000)
Interest (Expenses)	(1,359)	-	(3,406)	-

Total Expenses	99,685	493,038	223,961	1,379,322

Income (Loss) Before Income Taxes	(91,647)	(484,933)	(203,167)	(1,368,512)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (91,647)	$ (484,933)	$ (203,167)	$(1,368,512)

Basic Earnings and Diluted (Loss) per Share	a	(0.0014)	a	(0.0045)

Weighted Average Number of Common Shares	348,781,638	343,951,638	348,781,638	303,624,123

a = less than $0.001

The accompanying notes are an integral part of these financial statements.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

Statements of Cash Flows

(unaudited)

	Nine Months ended December 31, 2005	Nine Months ended December 31, 2004
Operating Activities:
Net Income (Loss)	$ (203,167)	$ (1,368,513)
Adjustments to Net Income (Loss):
Depreciation	798	266
Prepaid Consulting	-	(263,542)
Refundable Deposits	-	(15,000)
Change in Receivables	7,779	-
Other Items	(175,000)	100,000
Change in Payables	300,841	497,747

Cash Provided (Used) in Operations	(68,749)	(1,049,042)

Investing Activities
Fixed Assets	-	(5,316)

Cash Provided (Used) for Investing	-	(5,316)

Financing Activities
Due to Mobile Wireless	-	193,725
Payments on Shareholder Loan	-	(316,843)
Common Stock	-	12,001
Additional Paid-In Capital	-	1,168,866
Stock Subscriptions	68,300	-

Cash Provided (Used) by Financing	68,300	1,057,749

Net Change in Cash	(449)	3,391
Beginning Cash Balance	1,046	362
Ending Cash Balance	$ 597	$ 3,753

The accompanying notes are an integral part of these financial statements.

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

Accounts Receivable

The Company has Oil & Gas Royalties Receivable from Talisman Oil & Gas that is considered 100% collectible.

Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over their estimated useful lives, ranging between five and seven years.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Fixed assets at December 31, 2005 and March 31, 2005 consisted of the following:

	12/31/05	3/31/05
Equipment and Vehicles	6,067	6,067
Less: Accumulated depreciation	(1,330)	(532)
	4,737	5,535

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common stockholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has no potentially dilutive debt or equity.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148. The Company adopted a plan on June 2, 2004. The maximum number of shares of common stock that may be issued pursuant to the plan is 50,000,000 shares. As of December 31, 2005, 41,000,000 shares had been issued under the 2004 Stock Compensation Plan.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the period ended December 31, 2005 and $0 for the year ended March 31, 2005.

Other Assets

The Company owns several Oil & Gas Overriding Royalty interests in oil and gas properties operated by Talisman Oil & Gas of Calgary, Alberta, Canada. These properties had an original capitalized cost of $6,372 that was fully depleted years ago. The properties continue to produce hydrocarbons in commercial quantities.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

YEAR 2005

During the year ended March 31, 2005, the Company continued to make adjustments related to the EDTV stock issuances. On May 26, 2004, the Company issued 48,218,116 common shares in relation to the EDTV transaction.

During the year ended March 31, 2005, the Company closed on three private placements as follows:

Date	Shares	per Share	Total
July 26, 2004	15,000,000	$0.01	$150,000
September 16, 2004	3,546,668	$0.01	$35,467
October 15, 2004	12,740,000	$0.01	$127,400

The Company registered and issued S-8 stock seven times to pay consultants. This was done due to extreme shortage of cash and to satisfy some of the debts of the Company.

Date	Shares	per Share	Total
June 2, 2004	10,400,000	$0.03	$312,000
June 9, 2004	12,600,000	$0.03	$378,000
September 14, 2004	1,000,000	$0.01	$10,000
September 16, 2004	3,000,000	$0.01	$30,000
October 1, 2004	2,000,000	$0.01	$20,000
October 21, 2004	8,500,000	$0.01	$85,000
November 2, 2004	3,000,000	$0.01	$30,000

At December 31, 2005, the Company had received $415,987 in common stock subscription funds. The shares of common stock have not been issued.

Pursuant to a bankruptcy settlement agreement between the Company and William R. Miertschin the Company became obligated to issue to Mr. Miertschin 5,000,000 shares of its $0.0001 par value common stock. Since the effective date of the settlement agreement the Company declared a stock dividend that Mr. Miertschin would have received had the original shares been issued. As of December 31, 2005, the Company had not issued any shares to Mr. Miertschin.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company’s activities involving the options for the current period is detailed below:

	Number of Options
March 31, 2005	3,075,000
Activity for year	(150,000)	Expired on 6/24/05
December 31, 2005	2,925,000

The detail of the ending balance is as follows.

    Shares    Exercise    Exercise

	Shares	Exercise Date	Exercise Price
	500,000	05/25/06	$0.08
	125,000	07/06/06	$0.10
	2,250,000	08/08/06	$0.08
	50,000	12/04/06	$0.10
December 31, 2005	2,925,000

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

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company sustained losses during the period ended December 31, 2005.

NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company has no leases or payments of any kind.

SUIT BY FORMER CONTRACTOR

A former contractor filed suite against the Company for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. Management believes this suit is without merit.

NOTE 6. RELATED PARTY TRANSACTIONS

A shareholder has advanced funds directly to the Company and has paid operational expenses and payables on behalf of the Company from time to time. There are no formal executed notes evidencing this liability nor has any interest rate or rates been established. The amounts owing to this stockholder ($298,445as of December 31, 2005) represent a general liability of the Company.

NOTE 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent relevant accounting standards SFAS 146-150 and their effect on the Company.

BROADBAND WIRELESS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

We still own some oil and gas leases. In past filings we have disclosed our negotiations with a company who would agree to manage our current oil and gas leases and assist us in maintaining revenue from our leases. As of December 31, 2005, we have not been successful in our negotiations and have not entered into any definitive agreements. We will continue to manage our current oil and gas leases ourselves until we are successful in locating a company who will agree to assist us in managing our leases.

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

On January 30, 2005, we executed a License Agreement with WorldVuer, whereby the License would give us a bundled Visual Communication Subscriber Line platform with a Virtual Broadband Network Operating system service offering. Pursuant to the agreement we agreed to issue WorldVuer 60,000,000 shares of our common stock and pay WorldVuer a 15% annual royalty on net revenues generated under the license. The term of the agreement was for 5 years. As of December 31, 2005, the 60,000,000 shares were not issued and the agreement was terminated by both parties.

Operation Plan

During the next twelve months we plan to pursue a new agreement with WorldVuer and develop our marketing plans for the introduction to the market of the Broadband Wireless Visual Communication Subscriber Lines and Virtual Broadband Network. We intend to meet with major telecommunications providers in an effort to joint venture with them for the purposes of using their infrastructure as a “backbone” provider for the Company. Also, we intend to utilize joint ventures to develop these and other telecommunication services.

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

Business Trends

Our future results of operations, when established, are anticipated to be impacted by a number of factors influencing the telecommunications industry as follows:

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

Operating Expense Trends

Our expenses are anticipated to be impacted by shifting demand due to increased competition and the expansion of our product offerings. These and other factors will lead to some of the following trends that will affect our operating expenses:

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

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As of December 31, 2005, we had assets of $181,990, and $893,204 in liabilities resulting in a stockholders’ deficit of $711,214.

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

As of December 31, 2005, we did not have any employees. We are dependent upon our Officers and Directors. We will need to hire full time operational staff as our operations commence.

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

Resignation and Appointment of Officers

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended December 31, 2005, we incurred net losses of $91,647. Our accumulated deficit at the end of December 31, 2005 was $7,614,167. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

We have been the subject of a going concern opinion for the years ended March 31, 2005 and March 31, 2004 and for the quarter ended December 31, 2005 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2005 and March 31, 2004 and for the quarter ended December 31, 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to a working capital deficit, which means that our current assets on December 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended December 31, 2005 which means that our current liabilities exceeded our current assets on December 31, 2005 by $715,951. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on December 31, 2005. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between October and November 2005, we sold 4,380,000 (plus 4,380,000 warrants) shares of restricted common stock to 28 accredited investors for a total price of $43,800, all of which was paid in cash. For every one share purchased, the investors also received one warrant to purchase shares of our common stock at $0.01 per share for one year. We believe that the issuance and sale of the shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of December 31, 2005 the shares have not been issued.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

We failed to file a Form 8-K in October following the resignation of Darwin R. Payton as President of the Company effective October 14, 2005 and in November following the resignation of Dr. Ron Tripp as CEO of the Company effective November 17, 2005.

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

Date: February 21, 2006