Form 10KSB
period 2006-03-31
BROADBAND WIRELESS INTERNATIONAL CORP
filed 2006-11-30
CIK 12388

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 2006

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                            Commission File Number: 000-08507

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                 (Name of small business issuer in its charter)

                Nevada                                   75-1441442
--------------------------------------        ---------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    Incorporation or organization)                   Identification No.)

     2675 South Jones, suite 109
         Las Vegas, Nevada                                  89146
--------------------------------------        ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number including area code: (702) 314-6900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.001 par value
-------------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended March 31, 2006. $23,296.00 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2006 was $2,460,451.57 based on a share value of$0.007.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 31, 2006 was 367,781,638 shares. 5,000,000 of these shares were issued for disputed consulting services as the Company is contemplating whether to rescind the shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2006

                                Index to Report
                                on Form 10-KSB


PART I                                                                Page

Item 1.    Description of Business                                       2

Item 2.    Description of Property                                       4

Item 3.    Legal Proceedings                                             4

Item 4.    Submission of Matters to a Vote of Security Holders           5


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters      5

Item 6.    Plan of Operation                                             7

Item 7.    Financial Statements                                         17

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                     17

Item 8A.    Controls and Procedures                                     17

Item 8B.    Other Information                                           18


PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act            18

Item 10.   Executive Compensation                                       21

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                   22

Item 12.   Certain Relationships and Related Transactions               23

Item 13.   Exhibits                                                     23

Item 14.   Principle Accountant Fees and Services                       23

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

     In this form 10-KSB references to "Broadband", "the Company", "we," "us," and "our" refer to BROADBAND WIRELESS INTERNATIONAL CORPORATION.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) Business Development

     Broadband Wireless International Corporation, originally incorporated in the State of Nevada on July 23, 1973 under the name Black Giant Oil Company, was initially organized for the purpose of engaging in exploration for oil and gas. From 1986 to 1997, the Company functioned essentially as a "public shel" because it had no operations and continued to be publicly traded.

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

     We own several Oil & Gas Overriding Royalty Interests in oil and gas properties operated by Talisman Oil & Gas of Calgary, Alberta, Canada. These properties had an original capitalized cost of $6,372 which was fully depleted years ago. The properties continue to produce hydrocarbons in commercial quantities.

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

     We have designed our service offering in an attempt to provide a new revenue stream for broadband network and infrastructure companies, content providers, and advertisers by partnering and selling their services along with a delivery platform that sends high levels of wireless content from one point to the other.

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

     On January 30, 2005, we entered into a License Agreement with WorldVuer, Inc., wherein WorldVuer agreed to non-exclusively license to us its Visual Communication Subscriber Line (VCSL) concept and related technologies, which are a bundled Visual Communication Subscriber Line platform and a service model to deliver interactive communications trade and commerce service via video and/or voice and data over a dedicated Virtual Broadband Network (VBN). WorldVuer also agreed to provide us with a sufficient number of qualified and skilled personnel to perform the Services necessary to maintain the product quality of the VCSL and provide us with all necessary equipment, tools and other material necessary to complete the technology and maintain our quality of market. We agreed to issue WorldVuer 60,000,000 shares of our common stock and pay WorldVuer a 15% annual royalty on net revenues generated under the license, payable quarterly. We agreed to register the 60,000,000 shares in our next registration filing with the SEC. The term of this agreement was for 5 years. As of the date of this filing the 60,000,000 shares have not been issued. Further, we do not have enough authorized shares of common stock to issue the 60,000,000 shares. As a consequence and due to other related matters unforeseen by the company, the agreement between WordldVuer and Broadband Wireless International Corporation was terminated on or before December 30, 2005.

Since the time in which the aforementioned deal was canceled, the Company has been steadily pursuing other business opportunities. We have several negotiations with solid businesses and opportunities pending certain resolutions the Company must adhere to in order to enter into any type of deal that would require the Company to issue stock or raise money and use shares as the underlining security.


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

ITEM 2.    DESCRIPTION OF PROPERTY

     Our executive office is located at 2675 S. Jones Blvd., Suite 109, Las Vegas, Nevada 89146. The property is approximately 1,500 square feet. We do not have a lease because we are using a shared space primarily to receive mail.

ITEM 3.    LEGAL PROCEEDINGS

Kline, Kline v. BBAN

     This suit was filed by the Kline law firm as a result of the services the firm provided during the time the Kline law firm represented BBAN in the District Court matter whereby, Broadband Wireless International Corporation entered and completed a plan of reorganization. The suit was filed and proper service was not adhered to by the Kline law firm. Dr. Ronald Tripp was served personally and did not act within the statutory time frames that allow named defendants to answer claims. Therefore, the Kline law firm has taken the position that proper service was rendered and has petitioned the court to enter summary judgment against BBAN. The litigation between the Kline law firm and BBAN has paralyzed the company in its efforts to move its business forward.

The company intends on seeking a possible resolution with the Kline law firm in the near future.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

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

                       Fiscal 2005                      Fiscal 2006
-------------------------------------------------------------------------------
                    High        Low                   High       Low
-------------------------------------------------------------------------------
1st Quarter        0.295        0.023                 0.013      0.011
2nd Quarter        0.039        0.009                 0.007      0.007
3rd Quarter        0.021        0.008                 0.006      0.0052
4th Quarter        0.04         0.0125                0.007      0.0065

(b) Holders of Common Stock

     As of March 31, 2006, we had approximately 3,741 stockholders of record of the 367,781,638 shares outstanding. As of March 31, 2006, the closing price of our shares of common stock was $0.007 per share.

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

Equity Compensation Plan

     We currently maintain an equity compensation plan to which incentive shares of common stock may be granted to employees, directors and consultants. This 2004 equity compensation plan was adopted by our board of directors on June 2, 2004 and has not been approved by our stockholders. The following table sets forth information as of March 31, 2006 regarding outstanding shares granted under the plan and reserved for future grant under the plan.

-------------------------------------------------------------------------------
                                                                    Number of shares
                                                                       remaining
                          Number                                     available for
                     of shares to be                                future issuance
                       issued upon          Weighted-average          under equity
                       exercise of          exercise price of         compensation
                       outstanding             outstanding          plans (excluding
                    options, warrants       options, warrants     shares reflected in
                       and rights              and rights              column (a))
Plan Category           (a)                  (b)                    (c)
-------------------------------------------------------------------------------
518:
Equity compensation
plans approved by
stockholders                   --         $          --                    --
522: </table>

Equity compensation
plans not approved
by stockholders       3,075,000(1)        $         0.08           9,000,000(2)
----------------   ---------------        ----------------       --------------
Total                 3,075,000         $           0.08           9,000,000
                   ===============        ================       ==============

 (1) Commons stock available for issuance under our 2000 stock option plan, which we have issued 4,925,000 shares of common stock as of March 31, 2006.
(2) Common stock available for issuance under our 2004 equity compensation plan, which we have issued 41,000,000 shares of common stock as of March 31, 2006.

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

Recent Sales of Unregistered Securities

     On January 30, 2005, we agreed to issue 60,000,000 shares of our common stock with registration rights to WorldVuer, Inc., pursuant to the License Agreement executed on January 30, 2005. As of the date of this filing the shares have not been issued. Further, the transaction between Worldvuer and BBAN has been rescinded and the shares no longer need to be issued. During the last year the company has sold 7,280,000 restricted shares under a private placement to certain shareholders that chose to support the company in its efforts to maintain the ongoing operational expenses of the company. The shares have not been physically issued, however, subscription agreements have been executed, whereby, the company is obligated to issue said shares in accordance with the amounts invested and the terms of the subscriptions agreements thereto. Furthermore, the company does not have enough authorized shares of common stock to issue. Therefore, the company must consider either increasing the amount of authorized shares or reverse the outstanding shares to enable the company to move forward. As a consequence, the company will be required to have a stockholder meeting to vote on a recapitalization of the authorized or issued common stock. We believe that the sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

     The following review of operations for the year ended March 31, 2006 should be read in conjunction with our Financial Statements and Notes included in this Form 10-KSB.

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

Operation Plan

     During the next twelve months we plan to continue our marketing plans for the introduction to the market of the Broadband Wireless Visual Communication Subscriber Lines and Virtual Broadband Network or any variation of the same business model thereto. We intend to meet with telecommunications providers or companies that currently have contracts with telecommunications providers in an effort to joint venture with them for the purposes of using their infrastructure as a "backbone" provider for the Company. Also, we intend to utilize joint ventures to develop these and other telecommunication services.

     As of the date of this filing our letter of intent to joint venture with Cassandra Energy of Colorado, a Nevada corporation has expired. The letter of intent outlined the basic parameters under which Cassandra Energy would agree to joint venture with us to manage our current oil and gas leases and assist in maintaining revenue from our leases. We have been looking at other capable energy companies and executives that could understand and effectively manage the various aspects of a energy company. We have found a couple of promising candidates, however, we have to look at several factors within our own company, as well as theirs, that need to be adhered to in order to take any further steps in the direction of entering into any type of deal. Upon completion of this discovery period, we will inform the shareholders of our results any business opportunities that may follow.

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

     Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.
<psge>


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

     Our initial capitalization requirement is not clearly defined for initial deployment and business infrastructure. As we are finalizing our understanding of the businesses and management we are currently taking a close look at, we will then be able to adequately outline our capitalization requirements.

     As of March 31, 2006, we had assets of $5,038, and $732,941 in liabilities resulting in a stockholders' deficit of $727,903.

Going Concern

     The Company has sustained net losses for the last several years. Because of the problems created with the SEC receivership, then the bankruptcy and ongoing agendas carried out by management who did not have the best interest of the shareholders at heart. This along with ongoing litigation from various parties has made it difficult to interest businesses, management, technologies and potential investors in the Company. Management will continue to promote the value of its shell, shareholders base and management to businesses that are generating revenue and have sound principals. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

     As of March 31, 2006, we did not have any employees. We are dependent upon our Officers and Directors. We will need to hire full time operational staff as and/or when our operations commence.

Consultant

     On October 1, 2005, we entered into a Consulting/Independent Contractor agreement with Steven Pecevich. Under the terms of that agreement, Mr. Pecevich was to assist the company in finding adequate management, good business opportunities and potential funding sources to execute whatever business model we deemed viable. We agreed to compensate Mr. Pecevich $20,000 per month and 6,000,000 shares pursuant to the filing a registration statement for the shares. Mr. Pecevich performed in all areas the company needed with the exception of his ability to attract potential investors, due to the fact that the company was involved in ongoing litigation. Mr. Pecevich remains available to assist Mr. Williams and management in continuing the objectives of the company as soon as all legal matters are resolved. On April 23, 2004, we entered into a Consulting Agreement with Dale Godboldo, wherein he agreed to initiate introductions from his own relationships with Artists and/or Companies that could use our services. Also, setting up introductory meetings and assisting us in closing those opportunities. Mr. Godboldo agreed to arrange for a distribution deal for us with or ultimately through a major record label. The term of the agreement was for 12 months commencing on April 23, 2004. We agreed to compensate Mr. Godboldo 6,000,000 shares of unrestricted common stock pursuant to an S-8 Registration filed on June 2, 2004. As of March 31, 2005 we have issued Mr. Godboldo 5,000,000 shares of unrestricted stock.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The Company has lost money and losses may continue in the future, which may cause us to curtail operations.

     Since our inception we have not been very profitable and have lost money on both a cash and non-cash basis. For the fiscal year ended March 31, 2006 we incurred net losses of $224,356. Our accumulated deficit at the end of March 31, 2006 was $7,635,356. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

We have been the subject of a going concern opinion for the years ended March 31, 2003 and March 31, 2004 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2003 and March 31, 2004, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to a working capital deficit, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

     We had a working capital deficit for the year ended March 31, 2006 which means that our current liabilities exceeded our current assets on March 31, 2006 by $732,374. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on March 31, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

     Most of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. Based on total assets and annual revenues, we are significantly smaller than many of our
competitors.   Similarly, we compete against significantly larger and better-
financed companies in our business. If we compete with our primary competitors for the same geographical markets and customer base, their financial strength could prevent us from capturing those markets. We may not successfully compete in any market in which we intend to conduct operations in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

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

<page?


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

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.   CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. Michael Williams, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Tripp concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B.  OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Resignations, appointments and re-appointments of Officers and Directors.

     Effective February 28, 2006, the Board of Directors accepted the resignation of Dr. Ronald Tripp. Effective February 27, 2006, the Board of Directors accepted the resignation of Keith McAllister as Officers and Directors of the Company.

     The following table sets forth the names and positions of our executive officers and directors. Directors will be elected to the board by the current Chairman or at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                              Age               Positions and Offices held
-------------------------------------------------------------------------------
Marjone Mamaghani                 33                   Secretary and Treasurer
Michael Williams                  36      Chief Executive Officer and Chairman


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

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the fiscal year ended 2006 there were no delinquent filers.

Audit Committee

     We do not have an Audit Committee, our board of directors during fiscal year ended 2006, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)   Compliance with applicable governmental laws, rules and regulations;
(4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)   Accountability for adherence to the code.

     We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

     Our decision to not adopt such a code of ethics results from our having only two officers and one director operating as the sole management for the Company fiscal year ended March 31, 2006. We believe that as a result of not having employees and the limited interaction which occurs with having only two officers and one director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

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

Summary Compensation Table
                           Annual Compensation        Long Term Compensation
                                                  Awards        Payouts

                                       Other
                                       Annual
Name and Principal                     Compen  Restricted           LTIP     All Other
Position          Year  Salary  Bonus  sation    Stock    Options  payouts compensation
----------------------------------------------------------------------------------------
Michael Williams  2005   -0-     -0-    -0-       -0-       -0-      -0-        -0-
Michael Williams  2006   -0-     -0-    -0-       -0-       -0-      -0-        -0-

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
AND RELATED STOCKHOLDER MATTERS.

     The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 367,781,638 shares of common stock outstanding as of March 31, 2006.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

                                                        Percent of Outstanding
                                            Number         Shares of Common
Name of Beneficial Owner (1)              of Shares            Stock (2)
-------------------------------------------------------------------------------
Marjone Mamaghani, Secretary/Treasurer         0                   0%
8290 West Sahara, Suite 270
Las Vegas, Nevada 89117
-------------------------------------------------------------------------------
Michael Williams, Director (Chairman)
8290 West Sahara, Suite 270
Las Vegas, Nevada 89117                   16,288,556             4.4%
-------------------------------------------------------------------------------
All Directors, Officers, &
Beneficial Holders as a Group             16,288,556             4.4%
-------------------------------------------------------------------------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2)   Figures are rounded to the nearest whole percent.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Both Michael Williams, our chairman of the board, and Marjone Mamaghani, Secretary/Treasurer of the Company, are officers and stockholders of WorldVuer, Inc., whom we executed a Master Agreement for License with on January 30, 2005 of which, was canceled on December 31, 2005.

ITEM  13.	EXHIBITS

Exhibit     Description
Number
(31)        Certification of
            Michael Williams pursuant to Section 302 of the Sarbanes-Oxley Act for
(32)        Certification of Michael Williams pursuant to Section 906 of the
            Sarbanes-Oxley Act for
________________________
   Filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

     The aggregate fees billed for professional services rendered by Moore & Associates, CPA, for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended on March 31, 2006 and 2005 were $18,500 and $5,000, respectively.


 (2) AUDIT-RELATED FEES

	NONE

(3) TAX FEES

     The aggregate fees to be billed by Shelley International, CPA for professional services to be rendered for tax fees for fiscal years ended March 31, 2006 and 2004 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the fiscal years ended March 31, 2006 and 2005, for products and services provided by Moore & Associates and Shelley International, CPA, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

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

                                                 BROADBAND WIRELESS
                                                 INTERNATIONAL CORPORATION


                                              By:___________________________
                                                  Mr. Michael Williams, CEO

                                            Date: September 13, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date
_______________________________________________________________________________

                                    Director                        09/13/06
_______________________
Michael Williams

                   Broadband Wireless International Corporation
                          Index To Financial Statements


Report of Independent Certified Public Accountants                         F-1


Balance Sheets, March 31, 2006 and 2005                                    F-2


Statement of Operations for the Years Ended March 31, 2006,
  2005 and 2004                                                            F-3


Statement of Stockholders' Equity from March 1, 2003 to
  March 31, 2005                                                           F-4


Statement of Cash Flows for the Year Ended March 31, 2006,
  2005 and 2004                                                            F-5


Notes to Financial Statements                                       F-6   F-12

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors/Audit Committee
Broadband Wireless International Corporation


We have audited the accompanying balance sheet of Broadband Wireless International Corporation (A Nevada Corporation) as of March 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadband Wireless International Corporation as of March 31, 2005 and the results of its operations and its cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Notes to the financial statements, the Company has sustained a loss in the current year and no current prospects for generating enough income to cover expenses. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                /S/ Shelly International, CPA

November 8, 2006
Mesa, AZ




MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Broadband Wireless International Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Broadband Wireless International Corporation as of March 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadband Wireless International Corporation as of March 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's net losses and accumulated deficit as of March 31, 2006 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 12, 2006




           2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511
                                   Fax (702) 253-7501

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                 Balance Sheets
                                    ASSETS
CURRENT ASSETS                            March 31,                March 31,
                                            2006                      2005
                                        ------------             ------------
  Cash                                   $     567                $    1,046
  Oil & Gas Receivables                         -                      9,435
                                        ------------             ------------
Total Current Assets                           567                    10,481
                                        ------------             ------------
FIXED ASSETS
  Office Equipment-net                       4,471                     5,535
                                        ------------             ------------
TOTAL ASSETS                             $   5,038                $    6,016
                                        ============             ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts Payable                       $ 587,990                $  518,641
  Due to D. Bernstein                         -                        5,585
  Accrued Interest Payable                  10,575                     5,137
  Due to Related Party                     134,376                    63,000
                                        ------------            ------------
                                           732,941                   592,363

LONG TERM LIABILITIES                          -                          -
                                        ------------            ------------
TOTAL LIABILITIES                          732,941                   592,363

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock, authorized
25,000,000 shares, par value $0.10,
no shares outstanding                          -                          -
Common Stock, authorized
400,000,000 shares of stock,
par value $0.0001 per share issued
and outstanding  348,781,638 and
348,781,638at March 31, 2006 and
March 31, 2005                              34,879                    34,879

Paid in Capital                          6,453,487                 6,453,487

Stock Subscriptions                        420,487                   347,687

Treasury Stock                              (1,400)                   (1,400)
Accumulated (Deficit)                   (7,635,356)               (7,411,000)
                                        ------------            -------------
Total Stockholders' Equity (Deficiency)   (727,903)                 (576,347)
                                        ------------            -------------
TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY (DEFICIENCY)        $   5,038                $   16,016
                                        ============             ============

The accompanying notes are an integral part of these statements.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                             Statements of Operations
                                            Year            Year
                                            ended           ended
                                           March 31,       March 31,
                                            2006             2005
Revenue:                                   -------------      -------------
Oil and Gas Revenues                       $   23,296         $   25,616

Expenses:
Charge Off of Related Party Receivable            -                 -
Claims Settled in Bankruptcy plus Counsel                         55,000
Adjustment Net Assets                             -                 -
General and Administrative Expenses               -              294,168
Depreciation                                    1,064                532
Legal, Professional and Consulting             95,623          1,457,664
Contributed Officer Services                  146,200              -

Total General and Administrative Expenses     242,887          1,807,364

Other Expenses-Interest Expense                 4,765              6,622
Total Expenses                                247,652          1,813,986

Income (Loss) Before Income Taxes	            (224,356)        (1,788,370)

Provision for Income Taxes	                    -                  -

Net Income (Loss)                        $   (224,356)   $    (1,788,370)

Basic Earnings and Diluted(Loss) per Share     (0.006)            (0.006)

Weighted Average Number of
Common Shares                             348,781,638        314,758,853
                                           ------------       ------------


























The accompanying notes are an integral part of these statements


                                       BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                           Statements of Stockholders' Equity
                                           Common   Stock    Paid in       Stock      Treasury   Accumulated   Total
                                           Shares   Amount   Capital   Subscriptions   Stock       Deficit     Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001	                66,602,016  $6,660  3,454,971                $(1,400)  $(2,991,621)  $468,610
Stock Cancelled                         (9,150,629)   (915)    86,621                                          85,706
Stock Issued                             1,272,999     127     15,785                                          15,912
Compensation through options                                   92,250                                          92,250

Net (Loss)                                                                                        (689,462)  (689,462)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                 58,724,386   5,872  3,649,627        -        (1,400)   (3,681,083)   (26,984)
                                       ================================================================================
Shares Issued EDTV
August 19, 2002                        120,128,860  12,013    (12,013)                                            -
Shares Canceled
August 31, 2002                         (1,596,676)   (160)       160                                             -
Shares Issued EDTV
September 11, 2002                      43,209,150   4,321     (4,321)                                            -
Shares Issued EDTV
October 9, 2002                          8,012,200     801       (801)                                            -
Shares Issued
October 21, 2002                            78,050       8         (8)                                            -
Shares Issued EDTV
November 29, 2002                        2,000,000     200       (200)                                            -
Shares Issued EDTV
December 31, 2002                          400,000      40        (40)                                            -
Net (Loss)                                                                                         (97,369)   (97,369)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                230,955,970  23,096  3,632,404        -        (1,400)   (3,778,452)  (124,353)
                                       ================================================================================



The accompanying notes are in integral part of these statements.


                                     BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                           Statements of Stockholders' Equity

Shares Canceled EDTV
May 31, 2003                            (7,361,000)   (736)       736                                             -
Shares Issued to Enchancement
May 31, 2003                            20,000,000   2,000     (2,000)                                            -
Shares Issued S-8
September 19, 2003                       1,000,000     100     19,900                                          20,000

Shares Canceled EDTV
September 30, 2003                     (48,218,116) (4,822)     4,822                                             -
Shares Issued S-8
September 30, 2003                       9,600,000     960    479,040                                         480,000

Shares Issued S-8
February 12, 2004                        2,000,000     200     99,800                                         100,000

10% Stock Dividend
March 29, 2004                          20,800,000   2,080  1,037,920                           (1,040,000)       -
Contributed Services                                           12,000                                          12,000

Net (Loss)                                                                                        (804,128)  (804,128)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                228,776,854  22,878  5,284,622        -        (1,400)   (5,622,580)  (316,481)
                                       ================================================================================


The accompanying notes are in integral part of these statements.








<table>                                        BROADBAND WIRELESS INTERNATIONAL CORPORATION
                                                    Statements of Stockholders' Equity
Shares Issued EDTV
May 26, 2004                              48,218,116    4,822     (4,822)

Shares Issued S-8
June 2, 2004                              10,400,000    1,040    310,960                                            312,000

Shares Issued S-8
June 9, 2004                              12,600,000    1,260    376,740                                            378,000

Contributed Services                                               3,000                                              3,000

Shares Issued - Private Placement
July 26, 2004                             15,000,000    1,500    148,500                                            150,000

Shares Issued S-8
September 14, 2004                         1,000,000      100      9,900                                             10,000

Shares Issued S-8
September 16, 2004                         3,000,000      300     29,700                                             30,000

Shares Issued - Private Placement
September 16, 2004                         3,546,668      355     35,112                                             35,467

Shares Issued S-8
October 1, 2004                            2,000,000      200     19,800                                             20,000

Shares Issued - Private Placement
October 15, 2004                          12,740,000    1,274    126,126                                            127,400

Shares Issued S-8
October 21, 2004                           8,500,000      850     84,150                                             85,000

Shares Issued S-8
November 2, 2004                           3,000,000      300     29,700                                             30,000

Stock Subscriptions                                                          347,687                        (50)    347,637
Net (Loss)                                                                                           (1,788,370) (1,788,370)
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                  348,781,638   34,879  6,453,488     347,687       1,400)    (7,411,000)   (576,347)
                                         =====================================================================================
Stock Subscriptions                                                           72,800                                 72,800
Net (Loss)                                                                                             (224,356)   (224,356)
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                  348,781,638   34,879  6,453,488     420,487      (1,400)    (7,635,356)   (727,903)
                                         =====================================================================================
</table>         The accompanying note are an integral part of these statements.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION
                            Statements of Cash Flows
                                            Year             Year
                                            ended            ended
                                           March 31,        March 31,
                                            2006              2005

Operating Activities
  Net Income (Loss)                 $    (224,356)    $  (1,788,370)
  Adjustments to Net Income (Loss)
  Depreciation                              1,064               532
  Contributed Services                         -                 -
  S-8 Shares Issued for Services               -            865,000
  Change in Receivables                     9,435            (9,435)
  Change in Payables                       69,349           523,778
  Change in Accrued Payables                5,438                -
                                         ---------         ----------
Cash Provided (Used) by
Operating Activities                     (139,070)         (408,495)
                                         ---------         ----------
Investing Activities
  Adjustment for Net Assets                   -                  -
  Fixed Assets                                -              (6,067)
                                         ---------         ----------
Cash Provided (Used) by
Investing Activities                          -              (6,067)
                                         ---------         ----------
Financing Activities
  Short Term Note Payable                  (5,585)            5,585
  Due to Related Party                     71,376          (253,843)
  Stock Dividends                             -                 (50)
  Stock Subscriptions                      72,800           347,687
  Common Stock                                -               7,951
  Additional Paid-In Capital                  -             307,916
                                         ---------         ----------
Cash Provided (Used)
Financing Activities                      138,591           415,246
                                         ---------         ----------
Net Change in Cash                           (479)              684

Beginning Cash Balance                      1,046               362
                                         ---------         ----------
Ending Cash Balance                        $  567          $  1,046
                                         =========         ==========






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

SEC Receivership

An SEC receiver was appointed by the courts on August 11, 2000 based upon an enforcement action, Case No. CIV-00-1375-R. This action was dismissed and removed on December 21,2001.

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

Going Concern

The Company has sustained net losses for the last several years. Because of the problems created with the SEC receivership, the bankruptcy, the continuing operating losses, the working capital deficit, and the failure of the Company to pursue its proposed business plan/business model, it has been difficult to interest investors in the Company. However, management continues to promote the Company. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The aforementioned problems raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Revenue Recognition

Since inception, the Company has had only minimal financial income. This minimal income was recognized when earned.

Accounts Receivable

The Company has not recorded any Oil & Gas Royalties Receivable from Talisman Oil & Gas, the entity that operates the properties which the Company holds a royalty interest. Talisman has been served with a copy of a lawsuit brought against the Company by an unsecured creditor. In response, Talisman has withheld remittance of Royalties. Further, the Company has not been provided with run statements supporting the amounts of withheld royalties. As such and in consideration of the pending lawsuit, the Company has not recognized any royalty receivables.

Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over their estimated useful lives, ranging between five and seven years.

Fixed assets at March 31, 2006 and March 31, 2005 consisted of the following:

                                               3/31/06              3/31/05
                                              ---------            ---------
Equipment and Vehicles                          6,067                6,067
Less: Accumulated depreciation                 (1,596)                (532)
                                                4,471                5,535
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

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No.123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148.The Company adopted a plan on June 2, 2004. The maximum number of shares of common stock that may be issued pursuant to the plan is 50,000,000 shares. As of September 30, 2005, 41,000,000 shares had been issued under the 2004 Stock Compensation Plan.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the period ended March 31, 2006 and $0 for the year ended March 31, 2005.

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

YEAR 2006

During the year ended March 31, 2006, the Company continued to accept common stock subscriptions in the amount of $72,800. No shares have been issued pursuant to this these subscriptions as the Company's transfer agent has refused to issue any new certificates as it is an unsecured creditor of the Company.

YEAR 2005

During the year ended March 31, 2005, the Company continued to make adjustments related to the EDTV stock issuances. On May 26, 2004 the Company issued 48,218,116 common shares regarding to EDTV.

During the year ended March 31, 2005, the Company closed on three private placements as follows:

    Date                          Shares            per Share      Total
------------------             -----------          ----------   ---------
July 26, 2004                  15,000,000              $0.01      $150,000
September 16, 2004              3,546,668               0.01        35,467
October 15, 2004               12,740,000               0.01       127,400

The Company registered and issued S-8 stock seven times to pay consultants. This was done due to extreme shortage of cash and to satisfy some of the debts of the Company.


     Date                    Shares             per Share              Total
------------------         ----------           ----------            ---------
June 2, 2004              10,400,000              $0.03              $312,000
June 9, 2004              12,600,000              $0.03               378,000
September 14, 2004         1,000,000               0.01                10,000
September 16, 2004         3,000,000               0.01                30,000
October 1, 2004            2,000,000               0.01                20,000
October 21, 2004           8,500,000               0.01                85,000
November 2, 2004           3,000,000               0.01                30,000

At December 31, 2005, the Company had received $415,987 in common stock subscription funds. The shares of common stock have not been issued.Pursuant to a bankruptcy settlement agreement between the Company and William R. Miertschin the Company became obligated to issue to Mr. Miertschin 5,000,000 shares of its $0.0001 par value common stock. Since the effective date of the settlement agreement the Company declared a stock dividend that Mr. Miertschin would have received had the original shares been issued. As of December 31, 2005, the Company had not issued any shares to Mr. Miertschin.

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

     Date                    Shares             per Share              Total
------------------        ----------            ---------            ----------
September 19, 2003        1,000,000               $0.02             $  20,000
September 30, 2003        9,600,000                0.05               480,000
February 12, 2004         2,000,000                0.05               100,000

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

The Company's activities involving the options for the current period is detailed below:

                                                  Number of
                                                   Options
                                                 ----------
March 31, 2005                                   3,075,000
Activity for year                                 (150,000)  Expired on 6/24/05
                                                 ----------
March 31, 2006                                   2,925,000

The detail of the ending balance is as follows.

                                 Shares          Exercise           Exercise
                                                  Date               Price
                               ---------         --------           --------
                                 500,000         05/25/06            $0.08
                                 125,000         07/06/06            $0.10
                               2,250,000         08/08/06            $0.08
                                  50,000         12/04/06            $0.10
                               ---------         --------           --------
March 31, 2006                 2,925,000
                               =========
NOTE 4. INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the current tax rates in effect when these differences are expected to reverse.

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

The components of deferred tax assets for the years ended March 31 are as follows:

                                          2006          2005          2004
                                      ----------    ----------    ----------
Deferred Tax Asset                    $2,242,404    $2,166,123    $1,558,077
Valuation Allowance                   (2,242,404)   (2,166,123)   (1,558,077)
                                      ----------    ----------    ----------
Net Tax Asset                         $    -0-      $    -0-      $    -0-
                                      ==========    ==========    ==========

The provision for income taxes for the years ended March 31 are as follows.

                                          2006          2005          2004
                                       ---------     ---------     ---------
Net change in the deferred tax benefit  $76,281       608,063       627,003
Net change in the valuation account     (76,281)     (608,063)     (627,003)
                                       ---------     ---------     ---------
Current federal income taxes payable      -0-           -0-           -0-
Provision for Income Taxes              $ -0-         $ -0-         $ -0-
                                       =========     =========     =========

The Company has not filed its federal income tax returns for the previous year.

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of March 31, 2006.

                                            Amount            Last year
                                         -----------          ----------
Amount available prior to year 2003       $3,681,083            2022 and prior
Amount available from year 2003               97,369            2023
Amount available from year 2004              804,128            2024
Amount available from year 2005            1,788,370            2025
Amount available from year 2006              224,356            2026
                                          ----------          ----------
Total                                     $6,595,306

The Company sustained losses during the year ended March 31, 2006.

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

SUIT BY FORMER CONTRACTOR

A former contractor filed suite against the Company for alleged back commissions and stock. The time period involved was May 2002 to approximately November 2002. Management believes this suit is without merit and since has been resolved.

SUIT BY UNSECURED CREDITOR

An unsecured creditor of the Company has filed a lawsuit against the Company. A copy of the suit has been delivered to Talisman Oil & Gas of Alberta Canada. Talisman has responded by withholding payments to the Company for oil and gas royalties due to the Company. The Company does not dispute the creditor's claim excepting the amount being claimed. However, the Company has recognized a liability in the amount claimed.

NOTE 6. RELATED PARTY TRANSACTIONS

An officer, Director, shareholder has advanced funds directly to the Company and has paid operational expenses and payables on behalf of the Company from time to time. There are no formally executed notes evidencing this liability nor has any interest rate or rates been established. The amount owing to this stakeholder represents a general liability of the Company.

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

SFAS 148 This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. n addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED







CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We consent to the use, in the statement on Form 10 KSB of Broadband Wireless International Corporation, of our report dated September 12, 2006, on our audit of the financial statements of Broadband Wireless International Corporation as of March 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and the reference to us under the caption "Experts."







/s/ Moore & Associates, Chartered



Moore & Associates Chartered
Las Vegas, Nevada
September 12, 2006
























2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702)253-7511
Fax (702)253-7501

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                   Title                          Date
___________________________________________________________________________

BROADBAND WIRELESS INTERNATIONAL CORPORATION.


_____________________________________
/s/Michael Williams
By Michael Williams                                       September 15, 2006
President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________________
/s/ Michael Williams,                                     September 15, 2006
By: Michael Williams
President, Chief Executive Officer, and Director


______________________________________
/s/ Marjone Mamaghani                                     September 15, 2006
By: Marjone Mamaghani        Director

                            SECTION 302 CERTIFICATION

I, Michael Williams, certify that:

1. I have reviewed the annual report on Form 10-KSB of Broadband Wireless International Corporation.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ Michael Williams
President, CEO, and Chairman of the Board        Date: September 15, 2006

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Broadband Wireless International Corporation., (the "Company") of Form 10-KSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1.) the report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2.) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

       /s/ Michael Williams
       By: Michael Williams
       President, and Chief Executive Officer

Date: September 15, 2006